Form 10QSB
period 1996-05-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1996-07-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED   May 31, 1996

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        TO

   Commission file number    0-23438


                       Effective Management Systems, Inc.
      (Exact name of the small business issuer as specified in its charter)

          Wisconsin                                           39-1292200
   (State or other Jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                              12000 West Park Place
                             Milwaukee, WI   53224
                    (Address of principal executive offices)


                                  414-359-9800
                           (Issuer's telephone number)



   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes  X     No



   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

             Class                          Outstanding as of May 31, 1996

   Common Stock, $.01 par value                      3,962,210


   Transitional Small Business Disclosure Format:   Yes         No  X

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                  May 31, 1996


                                      INDEX



   PART 1 - FINANCIAL INFORMATION                                        PAGE

   Item 1.   Financial Statements:

             Consolidated Balance Sheets at
             May 31, 1996 and November 30, 1995                            3

             Consolidated Statements of Income for the Three and Six
             Month Periods Ended May, 31, 1996 and May 31, 1995            5

             Consolidated Statements of Cash Flows for the
             Six Months Ended May 31, 1996 and May 31, 1995                6

             Notes to Consolidated Financial Statements                    7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9



   PART II - OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders           15

   Item 6.   Exhibits and Reports on Form 8-K                              15


   SIGNATURES                                                              16

   PART I Financial Information
   Item 1 Financial Statements


   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands) (unaudited except for November 30, 1995 amounts)


   ASSETS                                       31-May         30-Nov
                                                1996            1995

   CURRENT ASSETS
        Cash                                      $141           $335
        Investments in available-for-sale
          securities                             1,500          1,263
        Accounts Receivable:
          Trade, less allowance for
             doubtful accounts                   8,684          9,402
        Related Parties                            819            652

        Inventories                                336            518
        Refundable Income Taxes                    385            462
        Deferred Income Taxes                      157            157
        Prepaid Expenses and Other Current
          Assets                                   195            197
                                              --------       --------
         TOTAL CURRENT ASSETS                   12,217         12,986

   LONG TERM ASSETS
   Computer Software, net                        4,674          4,000
   Investments in and Advances to
     Unconsolidated Joint Ventures                 185            179
   Equipment and Leasehold
     Improvements, net                           3,323          3,223
   Intangible Assets, net                        3,533          3,387
   Other Assets                                    546            557
                                              --------       --------
         TOTAL LONG TERM  ASSETS                12,261         11,346
                                              --------       --------

     TOTAL ASSETS                              $24,478        $24,332
                                               =======         ======

   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands, except share data) (unaudited except for November 30, 1995 amounts)

   LIABILITIES AND STOCKHOLDERS' EQUITY         31-May         30-Nov
                                                 1996           1995

     CURRENT LIABILITIES
        Accounts Payable                        $1,310         $2,076
        Accrued Liabilities                      1,654          2,182
        Income Taxes Payable                      (133)            -
        Deferred Revenues                        3,835          3,735
        Customer Deposits                          144            227
        Current portion of:
          Long-term Obligations                     31             89
                                               -------         ------
         TOTAL CURRENT LIABILITIES               6,841          8,309

     LONG TERM LIABILITIES
        Deferred Revenue and Other
          Long-term Liabilities                    492            532
        Long-term Obligations                    1,755             21
        Deferred Income Taxes                    1,293          1,293
                                               -------        -------
         TOTAL LONG TERM LIABILITIES             3,540          1,846

        Commitments and Contingencies              -               -

     STOCKHOLDERS' EQUITY
        Preferred Stock, $.01 par value;
         authorized 3,000,000 shares; none
         issued or outstanding                     -               -
        Common Stock, $.01 par value;
         authorized 20,000,000
         shares; issued 3,962,210 and
         3,906,105 shares; outstanding
         3,959,585 and 3,903,480 shares             40             39
        Common Stock Warrants                        3              3
        Common Stock and Warrants to be
         issued                                    -              211
        Additional Paid-in Capital              10,970         10,662
        Retained Earnings                        3,089          3,267
        Cost of Common Stock in
         Treasury (2,625 shares)                    (5)            (5)
                                              --------       --------
         TOTAL STOCKHOLDERS' EQUITY             14,097         14,177
                                              --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                $24,478        $24,332
                                              ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME
   (in thousands, except per share data) (unaudited)

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                          31-May         31-May          31-May          31-May
                                           1996           1995            1996            1995
   NET REVENUES:
     Software license fees                $4,255         $2,612          $7,930          $4,781
     Services                              3,780          2,605           7,397           4,651
     Hardware                              1,668          1,416           4,019           2,740
                                          ------         ------          ------          ------
         Total net revenues               $9,703         $6,633         $19,346         $12,172

   COST OF PRODUCTS AND SERVICES
     Software license fees                   803            401           1,665             994
     Services                              2,915          1,841           5,651           3,188
     Hardware and other                    1,275          1,101           3,088           2,206
                                          ------         ------          ------          ------
         Total cost of products
          and services                    $4,993         $3,343         $10,404          $6,388

   Selling and marketing
    expenses                               3,417          2,233           6,514           3,984
   General and administrative
    expenses                                 961            728           1,794           1,229
   Product development
    expenses                                 490            212             967             487
                                          ------         ------          ------          ------
         Total costs and
          operating expenses              $9,861         $6,516         $19,679         $12,088
                                          ------         ------          ------          ------
   INCOME (LOSS) FROM
    OPERATIONS                             $(158)          $117           $(333)            $84

   Other (Income)/Expense
     Equity (earnings)/loss
      of unconsolidated joint
      ventures                                 0              5              (3)            (57)
     Interest (income)                       (28)           (49)            (50)            (82)
     Interest expense                         23              9              37              18
                                          ------         ------          ------          ------
                                              (5)           (35)            (16)           (121)
                                          ------         ------          ------          ------

   INCOME (LOSS) BEFORE
    INCOME TAXES                           $(153)          $152           $(317)           $205
   Income Taxes Expense
    (Benefit)                                (66)            44            (139)             37
                                          ------         ------          ------          ------
      NET INCOME(LOSS)                      $(87)          $108           $(178)           $168
                                          ======         ======          ======          ======
     Earnings(loss) per share             ($0.02)         $0.03          ($0.05)          $0.05

   Weighted average common
    and equivalent shares
    outstanding                            3,950          3,702           3,941           3,670



   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands) (unaudited)

                                                      SIX MONTHS ENDED
                                                  31-May             31-May
                                                   1996               1995
   OPERATING ACTIVITIES
       Net Income(Loss)                            $(178)               $168
       Adjustments to reconcile net
         income(loss) to net cash provided
         (used) by operating activities:
         Depreciation and amortization               551                 348
         Amortization of capitalized
          computer software development
          costs                                      943                 428
         Equity in earnings of joint
          ventures                                   -                  (113)
         Goodwill                                    133                  -
         Changes in operating assets
          and liabilities:
             Accounts Receivable                     754                 867
             Inventories and other
              current assets                          97                (436)
             Accounts payable and other
              liabilities                         (1,531)             (1,539)
                                                 -------             -------
       Total adjustments                             947                (445)
       Net cash provided(used) by
         operating activities                        769                (277)

   INVESTING ACTIVITIES
         Additions to equipment and
          leasehold inprovements                    (634)               (821)
         Proceeds from sale (purchase)
          of securities                             (237)              1,315
         Purchase of Affiliate                        43                (219)
         Software development costs
          capitalized                             (1,617)               (849)
         Other                                       (78)                 -
                                                --------            --------
       Net cash provided(used) in
         investing activities                     (2,523)               (574)

   FINANCING ACTIVITIES
         Proceeds from exercise of
          stock options                               -                   89
         Proceeds(payments) on long-term
          debt and other notes payable             1,594                 620
         Other                                       (34)                 -
                                                --------             -------
       Net cash provided(used) by
         financing activities                      1,560                 709
                                                --------             -------
       Net increase (decrease) in cash             ($194)              ($142)

   Cash-beginning of period                          335                 280
   Cash-end of period                                141                 138



   The accompanying notes are an integral part of these consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1996
                                   (Unaudited)

   Note 1 - Basis of Presentation

        The accompanying consolidated interim financial statements included herein have been prepared by Effective Management Systems, Inc. (the "Company"), without an audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

        In the opinion of management, the information furnished for the three and six month periods ended May 31, 1996 and May 31, 1995 include all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November
   30, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1995 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

   Note 2 - Acquisitions

        Effective March 31, 1995, the Company completed the purchase for $793,000 of the remaining 50% of the capital stock of Effective Management Systems, of Illinois, Inc. ("EMS-ILL") not then owned by the Company. The purchase price consisted of 50,200 shares of the Company's common stock valued at $395,000 which were exchanged for 9,200 shares of the capital stock of EMS-ILL, $380,000 in cash and $18,000 of acquisition costs.

        On September 6, 1995, the Company acquired all of the common stock of Intercim Corporation for approximately $3,355,000 comprised of 278,193 shares of the Company's common stock valued at $7.50 per share; 278,193 of the Company's warrants valued at $3.75 per share; and direct acquisition costs of $225,000.

        On May 18, 1996, the Compay issued additional warrants pursuant to the Agreement and Plan of Merger, dated as of February 17, 1995, by and among the Company and EMS Acquisition Corporation and Intercim Corporation. As of the record date of April 18, 1996, each holder of a warrant was entitled to receive .4459 additional warrants. A total of 123,719 additional warrants were issued.

        The Acquisitions of the remaining interest in EMS-ILL and Intercim Corporation have been accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of EMS-ILL and Intercim Corporation have been adjusted to their estimated fair values. The excess of cost over the net assets acquired has been allocated to goodwill ($395,000 for EMS-ILL and $1,437,000 for Intercim Corporation).

   Note 3 - Additional Financial Disclosure

        Equipment and leasehold improvements consisted of the following:


                                            5-31-1996        11-30-1995

   Gross                                 $ 7,086,000       $ 6,416,000

   Less:  Account Depreciation            <3,745,000>       <3,193,000>
                                           ---------         ---------
   Net                                   $ 3,323,000       $ 3,223,000

   Allowance for doubtful accounts and notes consisted of the following:

                                            5-31-1996        11-30-1995

   Balance                                  $ 372,000        $ 312,000


   Provision for doubtful accounts and notes consisted of the following:

                                            5-31-1996        11-30-1995

   Balance                                  $ 91,000         $ 26,000

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Overview

   The Company recorded an increase in revenues (46.3%) and a decline in net income for the second quarter of 1996 compared with the second quarter of 1995. The Company also recorded an increase in revenues (58.9%) and a decline in net income for the first half of 1996 compared with the first half of 1995. The growth in sales reflected both the acquisition of two entities mentioned below and increased sales of the Company's products and services. The decline in net income resulted, for the most part, from a continued high level of strategic investments in product development, field service infrastructure, and expanded distribution channels. These investments , in turn, have elevated the growth rate in both operating costs and expenses which currently exceed the growth rate in operating revenues. Management believes these strategic investments have the potential to positively enhance future revenues and profitability.

   The 1996 year-to-date consolidated financial statements reflect the operating results of Effective Management Systems of Illinois, Inc.("EMS-ILL") and Intercim Corporation ("Intercim") for both the second quarter of 1996 and for the first half of 1996. The Company acquired the remaining interest in EMS-ILL effective March 31, 1995, who was the exclusive distributor of the Company's products in Illinois and Indiana. Intercim, acquired on September 6, 1995, designs, builds, integrates, and supports factory floor information systems to assist companies with the control and management of their manufacturing process for the purpose of improving quality, productivity, and efficiency. The results of EMS-ILL and Intercim have been included since the respective dates of acquisition and accordingly are not reflected in the operating results of the second quarter of 1995 (except for EMS-ILL after March 31, 1995). The two acquisitions are hereafter referred to as the "1995 Acquisitions".


   Results of Operations

   Total Revenues

   Net revenues increased to $9,703,000 for the three months ended May 31, 1996, which was an increase of 46.3% from the $6,633,000 for the same quarter in the previous year. The 1995 Acquisitions accounted for
   $1,881,000 of the second quarter increase in revenues.   Net revenues grew
   to $19,346,000 for the six months ended May 31, 1996, which was an increase of 58.9% from the $12,172,000 for the same quarter in the previous year. The 1995 Acquisitions accounted for $4,869,000 of the increase in the first half revenues. The mix of revenues comparing software, services, and hardware revenues as a percentage of total revenues improved to 43.9%, 39.0%, and 17.1%, respectively, in the second quarter of 1996 as compared with 39.4%, 39.3%, and 21.3% , respectively, in the second quarter of 1995. The mix of revenues comparing software, services, and hardware revenues as a percentage of total revenues remained generally consistent at 41.0%, 38.2%, and 20.8%, respectively, in the first half of 1996 as compared with 39.3%, 38.2%, and 22.5%, respectively, in the first half of 1995.

   The Company introduced version 5.3 of its products on May 3,1996. This version of the Company's software enhances interfaces with a variety of engineering functions and provided extensive factory-automation capabilities. The version also continues the evolution of the Company's software products with a Microsoft Windows user interface. The Company's operating revenues can vary substantially from quarter to quarter based on the size and timing of customer orders and market acceptance of new products. The Company has historically operated with little backlog because software orders are generally shipped as orders are received. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped during that quarter.



   Software License Fees

   Software license fees are customer charges for the right to use the Company's software products. Software license fees increased 62.9% to $4,255,000 in the second quarter of 1996 from $2,612,000 in the second quarter of 1995. Of this increase , $1,018,000 was attributable to the 1995 Acquisitions. Software license fees increased 65.9% to $7,930,000 in the first half of 1996 from $4,781,000 in the first half of 1995. Of this increase , $2,368,000 was attributable to the 1995 Acquisitions. The remaining increase in software license fees was attributable to increased levels of sales personnel. Between May 31, 1995 and May 31,1996 the Company added 32 sales personnel through the 1995 Acquisitions and 14 through new hiring. The Company also continued its strategic plan to undertake efforts to incorporate new technologies into its products and to integrate certain products into its product lines from its recent acquisition of Intercim. These activities are intended to be completed at various times in the future, and management believes that the successful completion of these steps will ultimately provide the Company with significant competitive differentiation.


   Service Revenues

   The Company offers a number of optional services to its customers. Such services include a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 45.1% to $3,780,000 for the three months ended May 31, 1996 from $2,605,000 for the same period of the prior year. The 1995 Acquisitions provided an increase of $662,000 in service revenues in the second quarter of 1996. Service revenues increased 59.0% to $7,397,000 for the six months ended May 31, 1996 from $4,651,000 for the same period of the prior year. The 1995 Acquisitions provided $1,700,000 of increases in service revenues in the first half quarter of 1996. In addition to the impact of the 1995 Acquisitions, the increase in service revenues was mainly the result of new customers, as well as requirements of the established customer base.


   Hardware Revenues

   Hardware revenues rose 17.8% to $1,668,000 in the second quarter of 1996 compared with $1,416,000 for the corresponding period of 1995. The 1995 Acquisitions contributed $151,000 of hardware revenues to the second quarter of 1996. Hardware revenues rose 46.7% to $4,019,000 in the first half of 1996 compared with $2,740,000 for the corresponding period of 1995. The 1995 Acquisitions contributed $755,000 of hardware revenues to the first half of 1996. In addition to the 1995 Acquisitions, the remaining increase was due to increased sales of software on platforms for which the Company frequently supplies hardware. The amount of hardware revenues is generally impacted by three major influences. First, and most significantly, management has decided to focus its efforts on sales of higher margin software and services. The Company offers its software on a "software only basis" (no hardware) for those customers who already have hardware or who may wish to purchase it from other vendors. Many customers, however, utilize the Company as their hardware supplier in order to secure a fully integrated system environment. The Company provides a full range of integration services to satisfy most customer needs. Second, as the volume of business grows, hardware revenues generally increase correspondingly. Finally, hardware revenues are related to the number of hardware manufacturers represented at any one time by the Company. The fluctuation of the above factors in regard to hardware sales can be offsetting, but, to date, has generally resulted in a long-term decline in hardware sales as a percentage of revenue.


   Cost of Software License Fees

   Cost of software license fees as a percentage of related revenue was 18.9% for the second quarter of 1996, an increase from 15.4% for the corresponding period of 1995. Cost of software license fees as a percentage of related revenue was 21.0% for the first half of 1996, an increase from 20.8% for the corresponding period of 1995. This increase was mainly due to growth in software amortization. Software amortization is related to past investment in software development and is not consistent with variations in software revenues on a quarter by quarter basis. The cost of software license fees is also dependent on the level of third party software revenues and their associated costs, which has a direct relation-ship with changes in revenue levels. In the second quarter of 1996, the third party revenues and associated costs were flat in comparison to the associated revenues for the second quarter of 1995. Third party revenues can vary by both the number of users sold and the number of systems sold. In the first half of 1996, the third party revenues and associated costs were down in comparison to the associated revenues for the first half of 1995. Additional costs relating to the 1995
   Acquisitions did not materially affect the cost of software license fees as a percentage of related revenue in all periods presented.


   Cost of Services

   Cost of services as a percentage of related revenue increased to 77.1% for the three months ended May 31, 1996 as compared with 70.7% for the same quarter in the previous year. Cost of services as a percentage of related revenue increased to 76.4% for the six months ended May 31, 1996 as compared with 68.5% for the same period in the previous year. The increases were mainly due to both the startup and training costs associated with newly hired personnel, and additional costs related to the building of a service infrastructure ($205,000 year to date, 2.8% of service revenues) for both ongoing business growth and the establishment of new third party selling relationships. The service infrastructure costs include investments to strengthen the support of national and international third party suppliers of service in conjunction with the continued expansion of distribution channels. Additional costs relating to the 1995 Acquisitions had a nominal effect (1%) on the cost of services as a percentage of related revenue in the second quarter of 1996 and no material impact on the first half of 1996.


   Cost of Hardware

   The cost of hardware as a percentage of related revenue decreased from 77.8% in the second quarter of 1995 to 76.4% in the second quarter of 1996. The cost of hardware as a percentage of related revenue decreased from 80.5% in the first half of 1995 to 76.8% in the first half of 1996. The cost of hardware as a percentage of related revenue varies with the size of the system, the manufacturer of the equipment, and the competitive
   pressure of the customer sale.   Additionally, the cost of hardware as a
   percentage of hardware revenues can vary due to amount of lower margin sales (cost plus 11%) to joint ventures, which were $443,000 and $302,000 in the second quarter of 1996 and 1995, respectively, and $812,000 and $517,000 in the first half of 1996 and 1995, respectively. As of January 1, 1996, the Company charges 11% over cost on hardware sales to EMS Solutions, Inc., an affiliated entity, to match similar terms of the Company's joint ventures. These charges were $22,000 in the second quarter of 1996, and $11,000 in the first half of 1996.


   Selling and Marketing Expenses

   Selling and marketing expenses increased $1,184,000 (53.0%) from $2,233,000 in the second quarter of 1995 to $3,417,000 in the second quarter of 1996. The 1995 Acquisitions accounted for $487,000 of the second quarter increase. Selling and marketing expenses increased $2,530,000 (63.5%) from $3,984,000 in the first half of 1995 to $6,514,000 in the first half of 1996. The 1995 Acquisitions accounted for $1,106,000 of the second half increase. The increases in sales and marketing expenses corresponded to growth in software license fees.


   General and Administrative Expenses

   General and administrative expenses increased $233,000 (32.0%) from $728,000 in the second quarter of 1995 to $961,000 in second quarter of 1996. The 1995 Acquisitions accounted for $115,000 of the second quarter increase. General and administrative expenses increased $565,000 (46.0%) from $1,229,000 in the first half of 1995 to $1,794,000 in first half of 1996. The 1995 Acquisitions accounted for $324,000 of the first half increase. The remainder of the increase related to expenses that corresponded with the total revenue growth, including personnel costs, and telephone and insurance expenses. As a percent of total revenues, general and administrative expenses were 9.9% and 11.0% in the second quarter of 1996 and 1995, respectively; and were 9.3% and 10.1% in the first half of 1996 and 1995, respectively. These improvements in general and administrative expenses as a percent of total revenues were mainly due to better utilization of personnel and facilities, along with improved processes. The Company also provides office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc., an affiliated entity. The amounts received by the Company for these items were $54,000 in the second quarter of 1996, as compared with $80,000 in the second quarter of 1995 and were $138,000 in the first half of 1996, as compared with $161,000 in the first half of 1995. Amounts received from EMS Solutions, Inc. are recorded as a reduction of general and administrative expenses.


   Product Development Expense

   Product development expense increased from $212,000 in the second quarter of 1995 to $490,000, in the second quarter of 1996. Product development expense increased from $487,000 in the first half of 1995 to $967,000 in the first half of 1996. The 1995 Acquisitions accounted for $142,000 of the increase in the second quarter and $312,000 of the increase in the first half. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $846,000 in the second quarter of 1996 compared to $696,000 in the second quarter of 1995. In the first half of 1996, the Company capitalized $1,617,000 compared to $849,000 in the corresponding period of 1995. As a percent of software license fees, the total amount invested in software development was 31.4% and 34.8% in the second quarter of 1996 and 1995, respectively, and was 32.6% and 27.9% in the first half of 1996 and 1995, respectively. These increases were focused mainly on the development of a pre-integrated factory workstation system, including the integration of engineering, customer service, production control, quality, and machine controls. Additional expenditures were made to increase the Company's investment in the development of future products, including the incorporation of various new technologies into the Company's software products.


   Other Income\Expense-Net

   Other income\expense-net was $35,000 of income for the second quarter of 1995 compared to $5,000 of income for the second quarter of 1996. Other income\expense-net was $121,000 of income for the first half of 1995 compared to $16,000 of income for the first half of 1996. This decrease was mainly the result of a reduction in the amount of interest income and an increase in the amount of interest expense as the Company has borrowed under its bank line of credit to continue its investment strategy in product development, field service infrastructure, and expanded distribution channels. Additionally, the income-expense-net was negatively impacted by a reduction in the amount of equity earnings of $54,000 in the first half of 1996, mainly due to the acquisition of the remaining 50% interest in EMS-ILL and a decrease in equity income for other affiliates.


   Income Tax

   The effective income tax rate provided a benefit of 43.1% for the second quarter of 1996 compared to an expense of 28.9% for the second quarter of 1995. The effective income tax rate provided a benefit of 43.8% for the first half of 1996 compared to an expense of 18.0% for the first half of 1995. The effective rate was impacted mainly by the result of operating losses and the effect of investments in tax-exempt securities.


   Liquidity and Capital Resources


   At May 31, 1996, the Company had cash and marketable securities aggregating $1,641,000, including $1,500,000 of available-for-sale securities. During the first half of 1996, the Company's operating activities provided $769,000 of cash. This positive operating cash flow was primarily due to non-cash charges to the income statement of $1,627,000 less a working capital increase of $680,000. During the first half of 1995, the Company's operating activities used $277,000 of cash. This negative operating cash flow was primarily due to cash utilized in the purchase of EMS-ILL of $380,000.

   Investing activities used cash of $2,523,000 in the first half of 1996 compared to using $574,000 of cash in the first half of 1995. The principal uses of the cash for the first half of 1996 were $1,617,000 for capitalized product development and $634,000 for purchases of equipment and furniture.

   Financing activities provided $1,560,000 of cash in the first half of 1996 compared with $709,000 in the first half of 1995. The cash provided in 1996 reflected borrowings under the Company's bank line of credit. As of May 31, 1996, the Company had $1,346,000 of availability under its $3,000,000 line of credit based on the level of the eligible accounts receivable.

   The Company believes its cash flows from operations, funds available under its line of credit, funds available from investment securities and, if needed, other capital financing will be adequate to finance capital expenditures and working capital requirements for at least the next twelve months.

   Part II - OTHER INFORMATION


   Item 4.     Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on April 30, 1996, Scott J. Mermel and Robert E. Weisenberg were elected as directors of the Company for terms expiring in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting.

                                                        Shares Withholding
        Name of Nominee         Shares Voted For            Authority

    Scott J. Mermel                  3,769,042                  10,063

    Robert E. Weisenberg             3,769,050                  10,055

        The following table sets forth the other directors of the Company whose terms of office continued after the 1996 annual meeting:



    Name of Director                                Term Expires

    Thomas M. Dykstra                                   1997

    Helmut M. Adam                                      1998

    Michael D. Dunham                                   1998


        In addition, at the annual meeting, shareholders approved to the Effective Management Systems, Inc. 1993 Stock Option Plan, as amended.
   With respect to such approval, the number of shares voted for and against were 3,572,255 and 171,082, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 15,584 and 20,184, respectively.


   Item 6.     Exhibits and Reports on Form 8-K

               (a) Exhibits

                   (10.1) Effective Management Systems, Inc. 1993 Stock Option Plan, as amended

                   (27.0)   Financial Data Schedule [EDGAR version only]

               (b) Reports on Form 8-K

                    No Current Reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EFFECTIVE MANAGEMENT SYSTEMS, INC.


                                       /s/ Michael D. Dunham
   July 12, 1996                       Michael D. Dunham
                                       President (principal executive
                                       officer)



                                       /s/ Jeffrey J. Fossum
                                       Jeffrey J. Fossum
                                       Chief Financial Officer and Assistant
                                       Treasurer (principal financial and
                                       accounting officer)

                               INDEX TO EXHIBITS

   Exhibit No.                 Exhibit Description

     10.1          Effective Management Systems, Inc. 1993 Stock
                   Option Plan, as amended

     27.0          Financial Data Schedule [EDGAR version only]