Form 10QSB
period 1996-08-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1996-10-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED   August 31, 1996
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________________

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


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


      Class                      Outstanding as of August 31, 1996

      Common Stock, $.01 par value              3,978,643

   Transitional Small Business Disclosure Format:   Yes         No  X

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                 August 31, 1996


                                      INDEX



   PART 1 - FINANCIAL INFORMATION                                        PAGE


   Item 1.   Financial Statements:

             Consolidated Balance Sheets at
             August 31, 1996 and November 30, 1995                          3

             Consolidated Statements of Income for the Three and Nine
             Month Periods Ended August, 31, 1996 and August 31, 1995       5

             Consolidated Statements of Cash Flows for the
             Nine Months Ended August 31, 1996 and August 31, 1995          6

             Notes to Consolidated Financial Statements                     7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8



   PART II - OTHER INFORMATION



   Item 6.   Exhibits and Reports on Form 8-K                              16


   SIGNATURES                                                              17

       PART I Financial Information
       Item 1 Financial Statements


       EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS
       (in thousands) (unaudited except for November 30, 1995 amounts)


       ASSETS                                            31-Aug        30-Nov
                                                          1996          1995

       CURRENT ASSETS
          Cash                                        $     17      $    335
          Investments in available-for-sale
           securities                                    1,010         1,263
          Accounts Receivable:
            Trade, less allowance for
               doubtful accounts                         9,515         9,402
          Related Parties                                  796           652

          Inventories                                      668           518
          Refundable Income Taxes                          385           462
          Deferred Income Taxes                            157           157
          Prepaid Expenses and Other Current
            Assets                                         221           197
                                                        ------        ------
              TOTAL CURRENT ASSETS                      12,769        12,986

       LONG TERM ASSETS
       Computer Software, net                            5,024         4,000
       Investments in and Advances to
         Unconsolidated Joint Ventures                     193           179
       Equipment and Leasehold Improvements, net         3,466         3,223
       Intangible Assets, net                            3,462         3,387
       Other Assets                                        573           557
                                                        ------        ------
              TOTAL LONG TERM  ASSETS                   12,718        11,346
                                                        ------        ------

       TOTAL ASSETS                                  $  25,487     $  24,332
                                                      ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

    EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS
    (in thousands, except share data) (unaudited except for November 30, 1995 amounts)


    LIABILITIES AND STOCKHOLDERS' EQUITY                 31-Aug        30-Nov
                                                          1996          1995

    CURRENT LIABILITIES
       Accounts Payable                              $   1,558      $  2,076
       Accrued Liabilities                               1,579         2,182
       Income Taxes Payable                               (372)          -
       Deferred Revenues                                 4,200         3,735
       Customer Deposits                                    42           227
       Current portion of:
         Long-term Obligations                              26            89
                                                       -------       -------
           TOTAL CURRENT LIABILITIES                     7,033         8,309

    LONG TERM LIABILITIES
       Deferred Revenue and Other
       Long-term Liabilities                               435           532
       Long-term Obligations                             2,896            21
       Deferred Income Taxes                             1,293         1,293
                                                       -------       -------
           TOTAL LONG TERM LIABILITIES                   4,624         1,846

       Commitments and Contingencies                       -             -

    STOCKHOLDERS'  EQUITY
       Preferred Stock, $.01 par value;  authorized
       3,000,000 shares; none issued or
       outstanding                                         -             -
       Common Stock,  $.01 par value; authorized
       20,000,000 shares; issued 3,981,268 and
       3,906,105 shares; outstanding 3,978,643
       and 3,903,480 shares                                 40            39
       Common Stock Warrants                                 3             3
       Common Stock and Warrants to be issued                            211
       Additional  Paid- in Capital                     11,035        10,662
       Retained Earnings                                 2,757         3,267
       Cost of Common Stock in Treasury
         (2,625 shares)                                     (5)           (5)
                                                       -------       -------
           TOTAL STOCKHOLDERS' EQUITY                   13,830        14,177

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  25,487     $  24,332
                                                      ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

 EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data) (unaudited)
                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      31-Aug         31-Aug        31-Aug         31-Aug
                                                       1996           1995          1996           1995

 NET REVENUES:
   Software license fees                          $     4,040    $     2,047    $    11,970    $     6,828
   Services                                             3,755          3,055         11,152          7,706
   Hardware                                             1,278          2,128          5,297          4,868
                                                    ---------      ---------      ---------      ---------
         Total net revenues                       $     9,073    $     7,230    $    28,419    $    19,402

 COST OF PRODUCTS AND SERVICES
   Software license fees                                  922            664          2,587          1,658
   Services                                             3,017          2,172          8,668          5,360
   Hardware and other                                     844          1,573          3,932          3,779
                                                    ---------      ---------      ---------      ---------
         Total cost of products and services      $     4,783    $     4,409    $    15,187    $    10,797

 Selling and marketing expenses                         3,311          2,412          9,825          6,396
 General and administrative expenses                      942            663          2,736          1,892
 Product development expenses                             580            353          1,547            840
                                                    ---------      ---------      ---------      ---------
         Total costs and operating expenses       $     9,616    $     7,837    $    29,295    $    19,925
                                                    ---------      ---------      ---------      ---------
 INCOME(LOSS) FROM OPERATIONS                     $      (543)   $      (607)   $      (876)   $      (523)

 Other (Income)/ Expense
   Equity (earnings)/loss of unconsolidated
     joint ventures                                       -               67             (3)            10
   Interest (income)                                      (22)           (58)           (72)          (140)
   Interest expense                                        45             29             82             47
                                                    ---------      ---------      ---------      ---------
                                                           23             38              7            (83)
                                                    ---------      ---------      ---------      ---------
 INCOME(LOSS) BEFORE INCOME TAXES                 $      (566)   $      (645)  $       (883)   $      (440)
 Income Taxes Expense(Benefit)                           (233)          (255)          (372)          (218)
                                                    ---------      ---------      ---------      ---------
    NET INCOME(LOSS)                              $      (333)   $      (390)   $      (511)   $      (222)
                                                    =========      =========      =========      =========
 Earnings(Loss) per share                              ($0.08)        ($0.11)        ($0.13)        ($0.06)

 Weighted average common and                            3,973          3,634          3,952          3,591
   equivalent shares outstanding


 The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                        NINE MONTHS ENDED
                                                      31-August   31-August
                                                        1996         1995

OPERATING ACTIVITIES
    Net Income(Loss)                                   $   (511)  $   (222)
    Adjustments to reconcile net income(loss) to
      net cash provided(used) by operating activities:
      Depreciation and amortization                       1,010        554
      Amortization of capitalized computer software
       development costs                                  1,407        627
      Equity in earnings of joint ventures                  -          (41)
      Changes in operating assets and liabilities:
        Accounts Receivable                                   3        893
        Inventories and other current assets               (353        140
        Accounts payable and other liabilities           (1,431)    (1,644)
                                                       --------    -------
    Total adjustments                                       671        529
    Net cash provided(used) by operating activities         160        307

INVESTING ACTIVITIES
      Additions to equipment and leasehold inprovement   (1,056)    (1,122)
      Proceeds from sale (purchase) of securities           253      1,817
      Purchase of Affiliate                                  20       (219)
      Software development costs capitalized             (2,431)    (1,299)
      Other                                                 (29)       -
                                                       --------    -------
    Net cash provided(used) in investing activities      (3,243)      (823)

FINANCING ACTIVITIES
      Proceeds from exercise of stock options                -         116
      Proceeds(payments) on long-term debt and
       other notes payable                                2,734        177
      Additional paid in capital                             31        -
                                                       --------    -------
    Net cash provided(used) by financing activities       2,765        293
                                                       --------    -------
    Net increase (decrease) in cash                    $   (318)  $   (223)
Cash-beginning of period                                    335        280
Cash-end of period                                           17         57


The accompanying notes are an integral part of these consolidated financial statements.

                   EFFECTIVE MANAGEMENT SYSTEMS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 1996
                              (Unaudited)

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

        In the opinion of management, the information furnished for the three and nine month periods ended August 31, 1996 and 1995 include all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1995 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.


   Note 2 - Acquisitions

        Effective March 31, 1995, the Company completed the purchase for $793,000 of the remaining 50% of the capital stock of Effective Management Systems, Inc of Illinois ("EMS-ILL") not then owned by the Company. The purchase price consisted of (a) 50,200 shares of the Company's common stock valued at $395,000 which were exchanged for 9,200 shares of the capital stock of EMS-ILL, (b) $380,000 in cash and (c) $18,000 of acquisition costs.

        On September 6, 1995, the Company acquired all of the common stock of Intercim Corporation for approximately $3,355,000 comprised of 278,193 shares of the Company's common stock valued at $7.50 per share; 278,193 of the Company's warrants valued at $3.75 per warrant; and direct acquisition costs of $225,000.

        On May 18, 1996, the Company issued additional warrants pursuant to the Agreement and Plan of Merger, dated as of February 17, 1995, by and among the Company, EMS Acquisition Corporation and Intercim Corporation. As of the record date of April 18, 1996, each holder of a warrant was entitled to receive .4459 additional warrants. A total of 123,719 additional warrants were issued.

        The acquisition of the remaining interest in EMS-ILL and the acquisition of Intercim Corporation have been accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of EMS-ILL and Intercim Corporation have been adjusted to their estimated fair values. The excess of cost over the net assets acquired has been allocated to goodwill ($395,000 for EMS-ILL and $1,437,000 for Intercim Corporation).


   Note 3 - Additional Financial Disclosure

   Equipment and leasehold improvements consisted of the following:


                                             8-31-1996      11-30-1995

   Gross                                    $7,490,000       $6,416,000

   Less:  Accumulated Depreciation          <4,024,000>     <3,193,000>
                                            -----------     -----------
   Net                                       $3,466,000      $3,223,000

   Allowance for doubtful accounts consisted of the following:

                                             8-31-1996      11-30-1995

   Balance                                   $  239,000      $  312,000


   Provision for doubtful accounts consisted of the following:

                                             8-31-1996      11-30-1995

   Balance                                   $   60,000       $   26,000

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Overview

   The Company continued its growth in revenues (25.5%) along with a corresponding growth in costs and expenses to produce a smaller net loss for the third quarter of 1996 compared to the third quarter of 1995. The Company experienced a strong expansion in software revenues (97.4%) which was offset in part by a reduction in low margin hardware revenues (-40.0%) in the third quarter of 1996 as compared with the same period in 1995. The increase in software revenues was mainly due to expansion of the existing distribution channels and from the acquisition of two entities mentioned below. The reduction in hardware revenues was primarily the result of "software only" sales whereby the customer elects not to purchase hardware from the Company because of hardware already in place, or because the customer decides to purchase hardware through a third party vendor. On a year to date basis, total revenues grew 46.5% with a corresponding growth in costs and revenues which resulted in a larger net loss for the first three quarters of 1996 compared to the same period of 1995. The corresponding rise in costs and expenses resulted, for the most part, from a continued high level of strategic investments in product development, field service infrastructure, and expanded distribution channels. Management believes these strategic investments have the potential to positively enhance future revenues and profitability.

   The 1996 year-to-date consolidated financial statements reflect the operating results of Effective Management Systems of Illinois, Inc.("EMS-ILL") and Intercim Corporation ("Intercim") for both the third quarter of 1996 and for the first three quarters of 1996. The Company acquired the remaining interest in EMS-ILL effective March 31, 1995. EMS-ILL was the exclusive distributor of the Company's products in Illinois and Indiana. Intercim, acquired on September 6, 1995, designs, builds, integrates, and supports factory floor information systems to assist companies with the control and management of their manufacturing process for the purpose of improving quality, productivity, and efficiency. The results of EMS-ILL and Intercim have been included since the respective dates of acquisition and, accordingly, are not reflected in the operating results of the third quarter of 1995 (except for EMS-ILL after March 31, 1995). The two acquisitions are hereafter referred to as the "1995 Acquisitions".



   Results of Operations

   Total Revenues


   Net revenues increased to $9,073,000 for the three months ended August 31, 1996, which was an increase of 25.5% from the $7,230,000 for the same quarter in the previous year. The 1995 Acquisitions accounted for $1,284,000 of the third quarter increase in revenues. Net revenues grew to $28,419,000 for the nine months ended August 31, 1996, which was an increase of 46.5% from the $19,402,000 for the same quarter in the previous year. The 1995 Acquisitions accounted for $6,154,000 of the increase in revenues for the first three quarters of 1996. The mix of revenues comprising software, services, and low margin hardware revenues as a percentage of total revenues improved to 44.5%, 41.4%, and 14.1%, respectively, in the third quarter of 1996 as compared with 28.3%, 42.3%, and 29.4%, respectively, in the third quarter of 1995. This improvement in the mix of revenues was mainly due to strong growth of software sales made on a "software only" basis. The Company offers its products on a "software only" basis for those customers who already have hardware or who may wish to purchase it from other vendors. The mix of revenues comprising software, services, and hardware revenues as a percentage of total revenues improved to 42.2%, 39.2%, and 18.6%, respectively, in the first three quarters of 1996 as compared with 35.2%, 39.7%, and 25.1% , respectively, in the first three quarters of 1995. International revenues represented less than 10% of total revenues for all periods presented.

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

   Software License Fees

   Software license fees are customer charges for the right to use the Company's software products. Software license fees increased 97.4% to $4,040,000 in the third quarter of 1996 from $2,047,000 in the third quarter of 1995. Of this increase, $932,000 was attributable to the 1995 Acquisitions. Software license fees increased 75.3% to $11,970,000 in the first three quarters of 1996 from $6,828,000 in the first three quarters of 1995. Of this increase, $3,301,000 was attributable to the 1995 Acquisitions. The remaining increase in software license fees was attributable to both the impact of increased levels of sales personnel and increased productivity of existing sales personnel. Between August 31, 1995 and August 31,1996, the Company added 7 sales personnel through the 1995 Acquisitions and 11 through new hiring. The Company also continued its strategic plan to undertake efforts to incorporate new technologies into its products and to integrate certain products into its product lines from its acquisition of Intercim. These activities are intended to be completed at various times in the future, and management believes that the successful completion of these steps will ultimately provide the Company with significant competitive differentiation.


   Service Revenues

   The Company offers a number of optional services to its customers. Such services include a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 22.9% to $3,755,000 for the three months ended August 31, 1996 from $3,055,000 for the same period of the prior year. The 1995 Acquisitions provided an increase of $431,000 in service revenues in the third quarter of 1996. Service revenues increased 44.7% to $11,152,000 for the nine months ended August 31, 1996 from $7,706,000 for the same period of the prior year. The 1995 Acquisitions provided $2,174,000 of increases in service revenues in the first three quarters of 1996. In addition to the impact of the 1995 Acquisitions, the increase in service revenues was mainly the result of the needs of new customers as well as the needs of the established customer base.


   Hardware Revenues

   Hardware revenues declined 39.9% to $1,278,000 in the third quarter of 1996 compared with $2,128,000 for the corresponding period of 1995. The decrease in hardware revenues for the third quarter was mainly attributable to a larger number of "software only" sales. Hardware revenues rose 8.8% to $5,297,000 in the first three quarters of 1996 compared with $4,868,000 for the corresponding period of 1995. The 1995 Acquisitions contributed $686,000 of the increase in hardware revenues for the first three quarters of 1996. In addition to the 1995 Acquisitions, the remaining increase was due to increased sales of software on platforms for which the Company frequently supplies hardware. The amount of hardware revenues is generally impacted by three major influences. First, and most significantly, management has decided to focus its efforts on sales of higher margin software and services. The Company offers its software on a "software only basis" (no hardware) for those customers who already have hardware or who may wish to purchase it from other vendors. Many customers, however, utilize the Company as their hardware supplier in order to secure a fully integrated system environment. The Company provides a full range of integration services to satisfy most customer needs. Second, as the volume of business grows, hardware revenues generally increase correspondingly. Finally, hardware revenues are related to the number of hardware manufacturers represented at any one time by the Company. The fluctuation of the above factors in regard to hardware sales can be offsetting, but, over a three year period, have generally resulted in a long-term decline in hardware sales as a percentage of revenue.


   Cost of Software License Fees

   Cost of software license fees as a percentage of related revenue was 22.8% for the third quarter of 1996, a decrease from 32.4% for the corresponding period of 1995. Cost of software license fees as a percentage of related revenue was 21.6% for the first three quarters of 1996, a decrease from 24.3% for the corresponding period of 1995. This decrease was mainly due to the revenue growth exceeding the relatively fixed growth in software amortization. Software amortization is related to past investment in software development and is not consistent with variations in software revenues on a quarter by quarter basis. The cost of software license fees is also dependent on the level of third party software revenues and their associated costs, which has a direct relationship with changes in revenue levels. In the third quarter of 1996, the third party revenues and associated costs were up in comparison to the associated revenues for the third quarter of 1995. In the first three quarters of 1996, the third party revenues and associated costs were down in comparison to the associated revenues for the first three quarters of 1995. Third party revenues can vary by both the number of users sold and the number of systems sold. Additional costs relating to the 1995 Acquisitions did not materially affect the cost of software license fees as a percentage of related revenue in all periods presented.


   Cost of Services

   Cost of services as a percentage of related revenue increased to 80.4% for the three months ended August 31, 1996 as compared with 71.1% for the same quarter in the previous year. Cost of services as a percentage of related revenue increased to 77.7% for the nine months ended August 31, 1996 as compared with 69.6% for the same period in the previous year. The increases were mainly due to both the startup and training costs associated with newly hired personnel and additional costs related to the building of a service infrastructure ($332,000 year to date, 3.0% of service revenues) for both ongoing business growth and the establishment of new third party selling relationships. The service infrastructure costs include investments to strengthen the support of national and international third party suppliers of service in conjunction with the continued expansion of distribution channels. The cost of services as a percentage of related revenues was also negatively impacted by the issuance of the new 5.3 version of the Company's software. Typically, both new versions of the software and the amount of changes made to that software ( the Company has raised investment in new software
   significantly), raise service costs in the short run.   Extra service
   costs include the training of service personnel and the non-bill activities associated with the learning and enhancing of the software as additional on-site experience is accumulated. Additional costs relating to the 1995 Acquisitions had no material impact on all periods presented.


   Cost of Hardware

   The cost of hardware as a percentage of related revenue decreased from 73.9% in the third quarter of 1995 to 66.0% in the third quarter of 1996. The cost of hardware as a percentage of related revenue decreased from 77.6% in the first three quarters of 1995 to 74.2% in the first three quarters of 1996. The cost of hardware as a percentage of related revenue varies with the size of the system, the manufacturer of the equipment, and the competitive pressure of the customer sale. Additionally, the cost of hardware as a percentage of hardware revenues can vary due to amount of lower margin sales (cost plus 11%) to affiliated joint ventures, which were $227,000 and $295,000 in the third quarter of 1996 and 1995, respectively, and $1,040,000 and $833,000 in the first three quarters of 1996 and 1995, respectively. As of January 1, 1996, the Company charges 11% over cost on hardware sales to EMS Solutions, Inc., an affiliated entity, to match similar terms of the Company's joint ventures. These charges were $9,000 in the third quarter of 1996, and $43,000 in the first three quarters of 1996.


   Selling and Marketing Expenses

   Selling and marketing expenses increased $899,000 (37.3%) from $2,412,000 in the third quarter of 1995 to $3,311,000 in the third quarter of 1996. The 1995 Acquisitions accounted for $412,000 of the third quarter increase. The remainder of the third quarter increase was attributable to additional increases in sales and marketing expenses corresponding to growth in total sales margin (total net revenues minus total cost of
   products and services).   Selling and marketing expenses increased
   $3,429,000 (53.6%) from $6,396,000 in the first three quarters of 1995 to
   $9,825,000 in the first three quarters of 1996.   The 1995 Acquisitions
   accounted for $1,224,000 of the first three quarters increase. The additional increases in sales and marketing expenses corresponded to growth in total sales margin (total net revenues minus total cost of products and services).



   General and Administrative Expenses

   General and administrative expenses increased $279,000 (42.1%) from $663,000 in the third quarter of 1995 to $942,000 in the third quarter of 1996. The 1995 Acquisitions accounted for $136,000 of the third quarter increase. General and administrative expenses increased $844,000 (44.6%) from $1,892,000 in the first three quarters of 1995 to $2,736,000 in the first three quarters of 1996. The 1995 Acquisitions accounted for $467,000 of the increase in the first three quarters of 1996. The remainder of the increase related to expenses that corresponded with revenue growth, including personnel costs, and telephone and insurance expenses. As a percent of total revenues, general and administrative expenses were 10.4% and 9.2% in the third quarter of 1996 and 1995, respectively; and were 9.6% and 9.8% in the first three quarters of 1996 and 1995, respectively. The Company also provides office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc., an affiliated entity. The amounts received by the Company for these items were $65,000 in the third quarter of 1996, as compared with $80,000 in the third quarter of 1995 and were $203,000 in the first three quarters of 1996, as compared with $242,000 in the first three quarters of 1995. Amounts received from EMS Solutions, Inc. are recorded as reductions in general and administrative expenses.


   Product Development Expense

   Product development expense increased from $353,000 in the third quarter of 1995 to $580,000 in the third quarter of 1996. Product development expense increased from $840,000 in the first three quarters of 1995 to $1,547,000 in the first three quarters of 1996. The 1995 Acquisitions accounted for $67,000 of the increase in the third quarter and $367,000 of the increase in the first three quarters of 1996. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $814,000 in the third quarter of 1996 compared to $449,000 in the third quarter of 1995. In the first three quarters of 1996, the Company capitalized $2,431,000 compared to $1,299,000 in the corresponding period of 1995. As a percent of software license fees, the total amount invested in software development was 34.5% and 39.2% in the third quarter of 1996 and 1995, respectively, and was 33.2% and 31.3% in the first three quarters of 1996 and 1995, respectively. These increases were focused mainly on the development of a pre-integrated factory workstation system, including the integration of engineering, customer service, production control, quality, and machine controls. Additional expenditures were made to increase the Company's investment in the development of future products, including the incorporation of various new technologies into the Company's software products.




   Other Income\Expense-Net

   Other income\expense-net was $38,000 of expense for the third quarter of 1995 compared to $23,000 of expense for the third quarter of 1996. Other income\expense-net was $83,000 of income for the first three quarters of 1995 compared to $7,000 of income for the first three quarters of 1996. This decrease was mainly the result of a reduction in the amount of interest income and an increase in the amount of interest expense as the Company has borrowed under its bank line of credit to continue its investment strategy in product development, field service infrastructure, and expanded distribution channels.




   Income Tax

   The effective income tax rate provided a benefit of 41.2% for the third quarter of 1996 compared to a benefit of 39.5% for the third quarter of
   1995.   The effective income tax rate provided a benefit of 42.1% for the first three quarters of 1996 compared to a benefit of 49.5% for the first three quarters of 1995. The change in the effective rate was mainly the result of operating losses and the effect of investments in tax-exempt securities.



   Liquidity and Capital Resources


   At August 31, 1996, the Company had cash and marketable securities aggregating $1,027,000, including $1,010,000 of available-for-sale securities. During the first three quarters of 1996, the Company's operating activities provided $160,000 of cash. This positive operating cash flow was primarily due to non-cash charges to the income statement of $2,417,000 less a working capital increase of $1,746,000. During the first three quarters of 1995, the Company's operating activities provided $307,000 of cash. This positive operating cash flow was primarily due to non-cash charges to the income statement of $1,140,000 less a working capital increase of $611,000.

   Investing activities used cash of $3,243,000 in the first three quarters of 1996 compared to using $823,000 of cash in the first three quarters of 1995. The principal uses of the cash for the first three quarters of 1996 were $2,431,000 for capitalized product development and $1,056,000 for purchases of equipment and furniture. The principal uses of the cash for the first three quarters of 1995 were $1,299,000 for capitalized product development and $1,122,000 for purchases of equipment and furniture.


   Financing activities provided $2,734,000 of cash in the first three quarters of 1996 compared with $293,000 in the first three quarters of 1995. The cash provided in 1996 reflected borrowings under the Company's bank line of credit. The cash provided in 1995 reflected sales of investment securities. As of August 31, 1996, the Company had $395,000 of availability under its $3,000,000 line of credit based on the level of the eligible accounts receivable. The Company also arranged for a short term master draw note, dated August 5, 1996, in the amount of $500,000 which expires on November 4, 1996.

   The Company believes its cash flows from operations, funds available under its line of credit, funds available from investment securities and, to the extent necessary, funds available from other capital financing that the Company is in the process of obtaining, will be adequate to finance capital expenditures and working capital requirements for the next twelve months.

   Part II - Other Information


   Item 6.   Exhibits and Report on Form 8-K

           (a)    Exhibits

             (27) Financial Data Schedule [EDGAR version only]

           (b)    Reports on Form 8-K

             No Current Reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES

   In accordance with the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EFFECTIVE MANAGEMENT SYSTEMS, INC.



   October 11, 1996         By:  /s/ MICHAEL D. DUNHAM
                                 Michael D. Dunham
                                 President (principal executive officer)



                            By:  /s/JEFFREY J. FOSSUM
                                 Jeffrey J. Fossum
                                 Chief Financial Officer and Assistant
                                 Treasurer (principal financial and
                                 accounting officer)