Form 10KSB40
period 1996-11-30
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1997-02-19
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURIIES EXCHANGE ACT OF 1934
        For the fiscal year ended November 30, 1996.

   [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from...... to .......

   Commission file number 0-23438

                       Effective Management Systems, Inc.
                 (Name of small business issuer in its charter)

                Wisconsin                                 39-1292200
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

        12000 W. Park Place, Milwaukee, Wisconsin            53224
         (Address of principal executive offices)          (Zip Code)

   Issuer's telephone number (414) 359-9800.

   Securities registered under Section 12(b) of the Exchange Act:  None.

   Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (Title of class)
                       Warrants to Purchase Common Stock
                                (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X. No..

          Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

          Issuer's revenues for its most recent fiscal year:  $41,257,000

          Aggregate market value of voting stock held by non-affiliates of the issuer: $16,743,434 at February 1, 1997.

          Number of shares of common stock, $.01 par value, outstanding on February 1, 1997: 4,010,635

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Effective Management Systems, Inc. Proxy Statement for the 1997 Annual Meeting (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the issuer's fiscal year and, upon such filing, to be incorporated by reference into Part III).

          Transitional Small Business Disclosure Format:
          Yes..; No.X.

                       Effective Management Systems, Inc.


                                 Index to Annual
                              Report on Form 10-KSB
                   For the Fiscal Year Ended November 30, 1996




   Part I

        Item 1.  Description of Business   . . . . . . . . . . . . . .  1
        Item 2.  Description of Property   . . . . . . . . . . . . .   17
        Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . .   17
        Item 4.  Submission of Matters to a Vote of Security
                  Holders    . . . . . . . . . . . . . . . . . . . .   17

   Part II

        Item 5.  Market for Common Equity and Related
                  Stockholder Matters  . . . . . . . . . . . . . . .   18
        Item 6.  Management's Discussion and Analysis or Plan
                  Operation  . . . . . . . . . . . . . . . . . . . .   19
        Item 7.  Financial Statements  . . . . . . . . . . . . . . .   24
        Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure  . . . . . . .   46


   Part III

        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                  Exchange Act   . . . . . . . . . . . . . . . . . .   46
        Item 10. Executive Compensation  . . . . . . . . . . . . . .   46
        Item 11. Security Ownership of Certain Beneficial Owners and
                  Management   . . . . . . . . . . . . . . . . . . .   46
        Item 12. Certain Relationships and Related Transactions  . .   46
        Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . .   46


   Signatures      . . . . . . . . . . . . . . . . . . . . . . . . .   47

   Part I

   Item 1. Description of Business


   Overview


        Effective Management Systems, Inc. ("EMS") develops, markets and supports integrated manufacturing and business management software. EMS' Time Critical Manufacturing/TM/ ("TCM/TM/") software is designed with the underlying philosophy that time is a crucial element in manufacturing, and that reducing time in the manufacturing process leads directly to increased profits for the manufacturer. TCM/TM/ software integrates technologies such as electronic data interchange ("EDI"), imaging, bar-coding, factory automation, engineering system integration, distributed numerical control ("DNC"), statistical process control ("SPC"), and fourth generation language ("4GL") tools with EMS' proprietary algorithms for scheduling and production, to optimize the customer's labor, capital and inventory utilization. Software offered by EMS functions on the Windows NT, IBM AIX, Open VMS, SCO-Unix, and HP-UX operating systems. EMS also provides services support for its software products and, on a selective basis, sells computer hardware.

        Software products offered by EMS include: TCM/TM/, which is a pre-integrated enterprise resource planning, accounting and manufacturing execution systems; and FACTORYnet/TM/ I/S, which is an integrated Manufacturing Execution System "MES", providing production management, shop floor scheduling, and operations support. These software products are usually integrated with a bar code data collection system or direct machine controls, and provide up-to-the-minute information to track production and business operations. This facilitates real-time decision making and enables employees throughout an organization to respond quickly to marketplace demands and unanticipated events.

        EMS typically focuses its sales and marketing efforts on discrete manufacturing plants. According to Advanced Manufacturing Research ("AMR") data from December 1995 there are over 24,000 discrete plant sites in the United States in the market segments EMS targets. EMS has licensed its software products to over 1,500 customer sites.

        EMS distributes its products in the United States through twenty branch offices and through seven joint ventures and independent distributors. EMS also has established distribution channels through independent distributors in Canada, Japan, Korea, China, Taiwan, Australia, the United Kingdom, Belgium and Poland. In addition, the Company has joint ventures in Poland and China to support these distributors.

        EMS was incorporated in Wisconsin in 1978. EMS became a publicly held company as a result of its initial public offering which was completed in February 1994. During 1995, EMS acquired Intercim Corporation and the remaining interest in Effective Management Systems of Illinois, Inc., a joint venture subsidiary. In 1996, EMS acquired the remaining interest in Darwin Data Systems Corporation, another joint venture subsidiary. For further details regarding these acquisitions, see
   Note 2 of Notes to EMS' Consolidated Financial Statements, which disclosure is included elsewhere in this Annual Report on Form 10-KSB and incorporated herein by reference.

   Industry Background

        In the early 1970's, the Material Requirements Planning ("MRP") approach was developed to enable manufacturing companies, with the aid of computers, to plan and manage their businesses more efficiently by managing the flow of materials at various stages of the manufacturing process. In the 1980's, this management approach evolved into Manufacturing Resource Planning ("MRP II"), which considers labor and equipment planning for the manufacturing process as part of an iterative materials planning approach. Concurrently with the evolution of MRP II, manufacturing companies (predominantly in Japan) developed a management technique which emphasizes the supply of component parts to "assembly-oriented" manufacturing plants on a "just-in-time" basis. This technique not only was the first to emphasize "time" in its orientation, but also had other desirable outcomes for manufacturers, including improved quality, lower costs and lower inventory levels.

        In the 1990's, new management approaches for manufacturing companies have emerged which focus on "time" as the critical element in the manufacturing process. In these management approaches, the manufacturer analyzes the component of time across its entire organization with the goal of correlating the expenditure of time to the addition of value to the finished product or service. Beyond the production focus of the "just-in-time" environment, this new approach focuses on time in all areas of the operation from engineering to manufacturing and from customer order processing to shipment. This new approach differs from MRP II in that it often focuses on improving business operations by treating plant capacity and labor resources as the primary scheduling items and treating material availability as a secondary consideration in manufacturing planning. The new approach emphasizes "operations decision-making" support in contrast to the planning emphasis of MRP II and more recently developed planning systems such as Enterprise Resource Planning ("ERP"). In addition, a category of information systems has been identified as MES Systems which compliments ERP systems by making available real-time information from the factory floor and enhancing production performance and decision-making associated with plant operations. EMS believes that these MES Systems represent a relatively new marketplace with substantial benefit potential
   for manufacturers.   EMS believes that this "time emphasis" in
   manufacturing management, which is the focus of EMS' TCM/TM/ and FACTORYnet/TM/ I/S products, will be an essential component of the management approach for many manufacturers in the future.

        During 1996, the Gartner Group of Stamford, Connecticut included EMS in its evaluations for North American mid-market ERP solutions, Shop Floor Control solutions and Computerized Maintenance Management Systems. In these evaluations, EMS compared favorably relative to many of its competitors. EMS was also the only corporation within the industry to have a product offering evaluated in all three of these areas for discrete manufacturing. Management believes this reflects the fact that EMS is the only provider currently offering software for all of these dimensions of a discrete manufacturer.

   Strategy

        EMS' objective is to grow as a leading provider of integrated business software systems for discrete manufacturing plants within its target market. EMS has identified three strategic initiatives to achieve this goal.

        Focus on Time Critical Manufacturing. EMS believes that manufacturers are striving to become more "time competitive," and that manufacturing software which focuses solely on providing information for planning and on recording information for historical analysis will be inadequate to meet the needs and demands of manufacturers in the years to come. To be effective in the future, EMS believes that manufacturing software will be required to empower individuals at all levels of an organization to make immediate decisions regarding production processes and business activities. Since 1988, EMS has focused its resources on developing software to assist time-oriented manufacturing management. EMS' software facilitates real-time decision-making by employees enabling them to change processes proactively and react quickly to marketplace demands and unanticipated events. With few exceptions, EMS believes that the limited number of information system implementations currently in place which have this "time" focus have been developed on an individual customized basis. EMS is not aware of other major software package products available in its target market for discrete manufacturers which offer both planning and execution systems and have a strategy of focusing on time.

        Commitment to Manufacturing Execution Systems. EMS believes that discrete manufacturers can gain significant competitive advantage by implementing Manufacturing Execution Systems. These systems bring together the data and information from ERP Systems, Industrial Control Systems, and Engineering Systems as illustrated below.

                                [figure omitted]

        [description of omitted figure: This figure illustrates the necessary integration of data and information throughout the manufacturing organization. The functional areas of engineering, manufacturing business systems, and office automation depend on information from each other to perform efficiently and with quality. Separate software solutions for each of these functional areas causes quality loss through communications errors, time loss through redundant entry of data, and incompatibilities of necessary data.]

         EMS offered its first MES package in 1988 and believes that it is currently a leader in this software segment. Typical business functions included in an MES are described below (see - "Time Critical Manufacturing
   - - EMS Software Products"). Although the people in an organization which use this software on a minute-to-minute and hour-to-hour basis are the factory operations personnel, EMS believes that the value manufacturers realize from implementing an MES extends far beyond this realm. EMS believes, based on the experience of its customers, that the major benefit of implementing an MES within an organization is improved customer service and competitiveness. These systems allow an organization to reduce non-value added elapsed time in the overall business process. EMS currently offers two MES products, one which is pre-integrated with a total software offering for the entire enterprise (TCM/TM/) and the second is FACTORYnet/TM/ I/S in which EMS personnel use MES software to "round out" and complete partial MES initiatives already undertaken by the customer. AMR reported in December 1995 that MES software packages had at that time penetrated the U.S. market by the percentages set forth below:

                  Industry            % Penetration

                  Electronics              7%
                  Discrete                 4%
                  Repetitive               0%

        Management believes MES provides a significant market opportunity for EMS and, correspondingly, has strategically committed EMS to enhancing its MES offerings and marketplace presence.

        Emphasis on Pre-Integrated Software for Discrete Manufacturing. EMS' experience in the marketplace resulted in the 1995 introduction of the first "pre-integrated" ERP/MES/Controls software offering for discrete manufacturers. This pre-integration initiative was facilitated by the acquisition of Intercim Corporation. The figure set forth below illustrates three risk and capital capacity curves which relate to the eras of "custom" software, "custom systems integrated" software, and "pre-integrated" software.

                               [figure omitted]

        [description of omitted figure: This figure illustrates the evolution of business software and the relationship of risk/capital capacity to corporation size. "Custom" software systems and "Custom System
   Integrated" software systems represent the past and current eras of software development and implementation. Formerly, only large corporations could afford the cost and risk of customized software. Today, with pre-integrated software from EMS, all manufacturers can enjoy the benefits of enterprise-wide solutions without the customization risk.]

        The illustration depicts how, in the first era of "Custom" software, only large corporations could afford the risk and capital outlays necessary to develop such software. Results from these software investments were mixed and implementation times generally spanned from five years to infinity.

        During the 1980's the industry entered its second era of "Custom Systems Integrated" software. During this era, which actually spans from the mid-80's until the present time, systems integration organizations worked with manufacturing companies to procure software components (for example, ERP, Statistical Process Control, Plant Maintenance, etc.) and integrated them on a custom basis for a given facility or corporation. The advent of this era dramatically reduced risk and capital capacity and for the first time made such products affordable for mid-sized corporations. Implementation time frames were reduced to three to five years. This approach represents the state-of-the-art for many manufacturers today.

        EMS introduced the "pre-integrated" era in 1995 when it offered the first pre-integrated software package for discrete manufacturers.
   Software pre-integration means that a customer can buy a comprehensive set of software from EMS which has already been integrated and proven to function. The various software components may be built by EMS or suppliers to EMS. In the case where there are suppliers to EMS, EMS has generally established alliances so that it can have design influence over the software. The pre-integration package also contemplates that other software, for example, Computer Aided Design systems, may already be in place at the customer site. "Off-the-shelf interfaces" for popular Computer Aided Design systems which once again are proven in advance are available to facilitate interaction with these software products. The figure above illustrates that pre-integrated software reduces risk and cost for the manufacturing company and also allows manufacturers of varying sizes to take advantage of the features offered by the software. Implementation time frames for pre-integrated software are between nine and eighteen months. EMS plans to continue to focus on the pre-integrated software marketplace. During 1996, Version 5.3 of TCM/TM/ became the first industry product to span the business functions from ERP through MES to Statistical Process Control (SPC) and Direct Numerical Control (DNC) as illustrated below.

                                [figure omitted]

        [description of omitted figure: This figure illustrates the integration of ERP, MES, Controls, SPC, and actual physical devices on the shop floor. The figure shows the inter-relationships of these systems and the necessary feedback loops. The figure illustrates the value of integrated solutions through pre-defined communications between various software systems.]

        EMS believes that "pre-integration" of much of this software reduces the time and cost of system implementations and increases the business value to the manufacturer similar to the way that "suites" of desktop software have affected that marketplace as compared to custom integration of word processing, data base, and spreadsheet desktop products.

   Software Products

        EMS develops, markets and supports TCM/TM/ application software for discrete manufacturing companies. EMS currently offers licenses for two software products: (a) TCM/TM/, which is a full function business and ERP software system, including a pre-integrated MES providing production management, shop floor scheduling and operations support; and b) FACTORYnet/TM/ I/S, which is an MES that provides production personnel with correct revisions of drawings, specifications, procedures, and instructions to help them make a better product and make it right the
   first time.   EMS' software products are intended to provide a set of
   "tactical tools" which will enable the customer to achieve its strategic goals by correlating the expenditure of time to the addition of value to the finished product or service.

        EMS' products are designed for discrete manufacturers, including both stand-alone manufacturing plants and autonomous divisions of large corporations. "Discrete" manufacturers assemble or fabricate parts into finished products as distinguished from "process" manufacturers which mix, separate and otherwise combine or control ingredients to create finished products. EMS' focus on discrete manufacturers includes the market segments of repetitive and electronics manufacturers which some people identify as additional market segments.

   Time Critical Manufacturing -- EMS Software Products

        EMS software provides assistance for a broad range of tasks identified in the six categories set forth below. The TCM/TM/ product can include software from all of these six categories. TCM/TM/ and FACTORYnet/TM/ I/S provide different capabilities within the MES and Decision Support Tools categories described below. EMS believes that over time the two MES product offerings will evolve into a single product which is more comprehensive than either of the current MES offerings.

              Time Critical Manufacturing Software Suites

    I.  PLANNING
        Master Production       Manufacturing Resource     Capacity Planning
         Scheduling              Planning II Forecasting
                                 Interface

   II.  PRODUCT DATA MANAGEMENT
        Product Configurator    Engineering Change         Standard Bills of
                                 Control                    Material
        Standard Routings       Computer Aided             Document Library
                                 Manufacturing ("CAM")
        Item Master             Computer Aided Design      Standard Cost
                                 ("CAD") Interface          Buildup


  III.  SUPPLY CHAIN MANAGEMENT
        Customer Service        Inventory Control          Procurement
        Estimate/Quote          Inventory Management       Requisitions
        Customer Maintenance    Distribution Management    Vendor Maintenance
        Customer Order Processing                          Purchase Orders
        Shipping                                           Vendor Performance
        Liability & Warranty                               Electronic Data
                                                            Interchange
                                                            (EDI" ) *
        Electronic Data Interchange ("EDI" ) *

   IV.  MANUFACTURING EXECUTION SYSTEM
        Shop Floor Management                    Job Cost
        Bar Code Factory Data Collection         Time & Attendance
        Plant & Equipment Maintenance            Shop Floor Scheduling
        "As Built History"                       Quality Management*
        Electronic Traveler                      Machine Interface
        Messaging & Alarms                       EMS Gateway
        Electronic Work Instructions
        Distributed Numerical Control ("DNC")

    V.  FINANCE, ACCOUNTING, AND ADMINISTRATION
        Accounts Receivable            General Ledger      Fixed Assets*
        Accounts Payable               Human Resources*
        Standard Cost                  Payroll

   VI.  DECISION SUPPORT TOOLS
        Executive Information System   Document Library
        Report Writer                  E-Mail
        Database                       Internet
        Notification Services          ODBC Access

   *  These Products Are Provided Based On Third Party Sublicensing
   Alliances.

      I. Planning. The planning modules provide master production scheduling capability integrated with rough cut capacity planning to assist production organizations in planning materials requirements and manufacturing resource levels for the manufacturing facility.

     II. Product Data Management ("PDM"). PDM modules allow for product definition and control of engineering changes and relationships among component parts. These modules include software which interface with industry popular Computer Aided Design ("CAD") systems and offer Computer Aided Manufacturing ("CAM") software.

    III.  Supply Chain Management.

          Customer Service. Modules provide control over the customer order cycle, including quotations, order entry, acknowledgment printing, pick ticket printing, shipping and invoicing. These modules allow for flexible pricing tables and multiple order types, including telephone orders, blanket orders and releases, over-the-counter orders and credit memos.
   EMS believes that its software for EDI, which facilitates electronic order entry and advance shipping notification, is particularly useful in meeting the needs of the automotive and retail supply industries.

          Inventory Management. The Inventory Management modules provide engineering data control and offer inventory recordkeeping, availability projections and replenishment planning. These modules provide bin, lot and serial number control, multi-location support, cycle counting and physical inventory control.

          Procurement. The Procurement modules provide control of the purchasing cycle, including authorized vendor price quotations, purchase order entry and printing, receipts entry and vendor performance analysis. These modules coordinate blanket orders and releases, one-time purchase orders, orders for non-productive materials and electronic mail notification upon receipt.

     IV. Manufacturing Execution System. The TCM/TM/ and FACTORYnet/TM/ I/S software products offer integrated MES which (i) provide production management, shop floor scheduling, distribution of "electronic drawings" as well as textual information on factory floor computer workstations,
   (ii) collect information from bar coding systems and (iii) facilitate the establishment of direct connections for virtually any NC/CNC machine tool and/or CAD systems. The products also include quality systems integration for statistical process control ("SPC") analysis. These MES may operate as stand-alone systems or be integrated into existing customer systems, and are pre-integrated with the remainder of the EMS software.

      V. Finance, Accounting and Administration. These modules provide general accounting and financial assistance in tracking and estimating planned and actual work-in-process costs. Any information from the finance and accounting database may be readily pulled into personal computer spreadsheet systems for further analysis and reporting. These modules also interface with third party human resource and fixed assets software products sold by EMS.

     VI. Decision Support Tools. These software modules are a combination of internally developed and third party software sold by EMS which facilitate easy data management, analysis, customization, communication, etc., of the EMS software with other software in the customer's computing environment.

          EMS software modules may be licensed individually or in combination to allow companies with differing business needs and schedules to have flexibility in the implementation of the software system. Customers generally license between $30,000 and $1,000,000 of software per plant, with the total license fees per plant based on the modules licensed and a per seat license fee.

   Software Technology

          EMS invests in a wide range of software technologies which are important not only for the EMS end user customer but also for EMS' internal software development and distribution. In appropriate circumstances, EMS has licensed software developed by others and integrated various features of that software into its own software products. For example, EMS' software products incorporate imaging technology, which enables the user to store and interactively display images such as photographs of steps in a particular production process, diagrams of manufacturing sub-assemblies or motion video depicting the proper operation of a machine. This imaging capability facilitates manufacturing and production set-up and also assists users in satisfying ISO 9000 certification criteria (a set of international quality standards). EMS' products also include EDI, which facilitates electronic order entry and advance shipping notification.

          For internal software development, EMS employs 4GL sets of development tools which EMS believes are instrumental in achieving software productivity improvements and allow end users flexibility to customize their software systems. EMS has also developed proprietary software which facilitates the conversion of EMS' software products into various foreign languages, including complex Asian languages. EMS believes that this technology is useful not only in penetrating foreign software markets, but also in assisting customers which use EMS' software products on a multi-national basis.

          For a further discussion of EMS' ongoing efforts to develop new software technologies, see "-- Product Development."


   Customer Services

          EMS offers comprehensive services for customers. Services provided by EMS include a telephone support program, system integration, custom software development, implementation consulting, and formal classroom and on-site training. At the customer's option, these services, which are available for both of EMS' software products, can be provided entirely by EMS or may be supplied in part by the customer or another third party such as a systems integrator or consulting firm. These services, which provide a recurring stream of revenue for EMS, are offered on an unbundled basis for either an annual or a multi-year subscription period. All of the services offered by EMS are optional, except that EMS requires first-time licensees of its software to subscribe for at least one year of telephone support. EMS believes that the availability of effective customer services is critical for customer satisfaction and to increase software license fee revenues. EMS further believes that services can provide a continuing and more predictable source of revenue as compared to software license fee revenues. For the years ended November 30, 1994, 1995, and 1996, services revenues accounted for 32.0%, 37.8%, and 37.4% of EMS' total net revenues, respectively.

          The following is a brief description of the various services provided by EMS:

          Telephone Support Program. EMS' telephone support program is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from EMS' business management software. The telephone support program is handled out of EMS' Minnesota, Illinois, and Wisconsin offices and is staffed by twenty-eight trained professionals. The program includes, among other services, answering technical questions regarding standard software, and diagnosing and resolving equipment and software problems.

          System Integration and Custom Software Development. EMS offers system integration and custom software development services, on a fee basis, to meet specific customer requirements and to integrate its software with a customer's existing computer system. EMS has developed a Time Critical Implementation Methodology ("TCIM/TM/"), which is a proprietary implementation methodology intended to facilitate integration and efficient implementation of EMS' products at customer sites. This approach is designed to allow the customer to obtain business benefits sooner than with less structured methodologies. Ongoing technical support is also available from EMS to all customers who elect to purchase custom software development services.

          Implementation Consulting. EMS provides consulting services, on a fee basis, to assist customers in implementing EMS' software systems using the TCIM/TM/ approach. These services include value-added implementation planning, project management and specialized customer training. EMS employs a full-time professional services staff to provide these and other services.

          Training. EMS offers customers a series of both classroom and on-site training options. Training includes classroom and personal instruction at a number of EMS' locations or at the customer's plant site. Standardized training is offered for a fixed fee per class.

   Hardware Products

          EMS sells computer hardware and data collection equipment in order to facilitate sales of its software products to customers requiring a complete management information system. EMS sells, among other hardware, factory data collection equipment, CAMates/TM/ (a small specialized computer allowing users to monitor and collect data from production machines), bar coding systems, networking and communication equipment, and server and client computer hardware. The factory data collection and bar coding hardware is purchased from the original manufacturers and resold on a project basis. This equipment ranges from fixed mount bar code scanners and printers to portable units and radio frequency network units. EMS also offers its customers networking and communication hardware and server and client computing hardware which EMS purchases from original manufacturers, including Digital Equipment Corporation, International Business Machines, Inc., and Intermec Corporation, plus a distributor, Hallmark Computer Products. During the past several years, EMS has focused its efforts on generating an increasing percentage of its net revenues from software license fees, which have a higher margin than hardware revenues.

   Markets and Customers

          EMS targets companies operating discrete manufacturing plants in the United States, Canada, the Pacific Rim, and Europe. These plants may be owned by privately held companies or by large, multi-national public corporations. EMS' customers include, among others, capital equipment manufacturers, job shops, high volume manufacturers, automotive suppliers, consumer product manufacturers, and aerospace equipment manufacturers. Based on December 1995 data compiled by AMR, there are approximately 24,000 discrete manufacturing plants in the United States. EMS believes that there are at least as many discrete manufacturers within this section of the market outside of the United States. During each of the past three fiscal years, no one customer has accounted for more than 10% of EMS' total net revenues.

   Sales and Marketing

          In the United States and Canada, EMS licenses its products and offers services through a direct branch office sales force, joint ventures and independent distributors as reflected in the table below:

     Branch Office                           Independent Distributor
        Locations                              Territories
     -Atlanta, GA                             -Camarillo, CA
     -Austin, TX                              -Miller Place, NY
     -Baltimore, MD                           -Menominee, MI
     -Boston, MA                              -Pittsburgh, PA
     -Charlotte, NC                           -Wausau, WI
     -Chicago, IL                             -West Des Moines, IA
     -Cincinnati, OH
     -Detroit, MI                             Joint Venture
     -Green Bay, WI                            Location
     -Houston, TX                             -Cleveland, OH
     -Indianapolis, IN
     -Los Angeles, CA
     -Milwaukee, WI
     -Minneapolis, MN
     -Norwalk, CN
     -Philadelphia, PA
     -Port St. Lucie, FL
     -Ringwood, NJ
     -Rockford, IL
     -San Jose, CA

          EMS owns 50% of the joint venture operating in Cleveland. EMS obtained its interest in this joint venture primarily in exchange for technical knowledge and management expertise. EMS has no obligation to fund any losses that may be incurred by the joint venture.

          EMS' direct sales personnel are compensated on a salary plus commission basis. EMS' joint venture and independent distributor agreements generally provide that sales will be made by authorized resellers from offices within a designated territory. The agreements obligate EMS to license the reseller at specified prices and to provide training to each reseller. Resellers are normally obligated to sell a specified minimum amount of EMS' software to keep the agreements in effect. EMS also maintains a staff of systems consultants who offer pre- and post-sales support to the sales and distribution network.

          EMS markets its products through advertising campaigns in national trade periodicals and through direct mailings. These efforts are supplemented by listings in relevant directories and trade show and conference appearances. EMS is also given leads regarding potential customers by its hardware and services vendors, existing customers and various accounting and consulting firms.

          Sales cycles for EMS' products vary substantially based on the degree of integration, consulting and training required and also on the status of the customer's hardware system implementation. A sales cycle is usually three to twelve months from the time an initial sales presentation is made until the time a signed license agreement is entered into with a customer.

          In addition to its domestic markets, EMS over the last several years has begun efforts to develop a market for its products in the Pacific Rim and Europe. EMS has established independent distributor relationships in Japan, South Korea, The Peoples Republic of China, Taiwan, the United Kingdom, Belgium and Poland. In each of these countries, EMS' software products have been or are in the process of being converted to the local language. EMS has an office in Hong Kong to support its Asian distributors.

   Strategic Arrangements

          A facet of EMS' strategy is to establish arrangements with suppliers of state of the art information systems technology. EMS over the last five years has worked to expand the number of its strategic relationships.

          EMS' longest ongoing equipment manufacturer relationship is with Digital Equipment Corporation. EMS has also established manufacturer relationships with International Business Machines Corporation ("IBM") and Hewlett Packard. During 1995, EMS furthered its relationship with IBM by entering into a program in which IBM personnel would sell and service selected EMS software products in the United States. EMS also has arrangements with Intermec Corporation relating to bar code data collection systems which are integrated on an "off-the-shelf" basis into EMS' software products. EMS' software has been integrated with other bar coding systems on a customized basis. EMS also has a relationship with the Datamyte Division of Rockwell Automation for its Quantum quality control software product line.

          In addition to its relationships with equipment providers, EMS has relationships with numerous software product suppliers. These companies provide software which EMS uses within its TCM/TM/ and FACTORYnet/TM/ I/S software. Synergex International Corporation has provided the Synergy 4GL Applications Development Environment since 1990. EMS purchases EDI software from Supply Tech and Radley Corporation.

          EMS' relationship with the equipment and software product suppliers described above is basically that of a reseller of such suppliers' products. As such, EMS is entitled to volume discounts on products which it purchases and is generally entitled to the benefits of cooperative marketing programs.

   Product Development

          EMS believes it must continue to enhance, broaden and modify its existing line of software products to meet the constantly evolving needs of discrete manufacturers within its target market. EMS has relied on internal development and development related to customized projects implemented at field sites to extend, enhance and support its software products, and develop and integrate new capabilities.

          EMS has defined and implemented a methodology to leverage EMS' software development efforts related to advanced customized projects at field sites. Under this methodology, EMS' customized software programmers must adhere to a set of proprietary development techniques which improve software quality and facilitate the integration of customized software developments into the future software releases of EMS' standard products.

          In general, EMS has historically made one new product release each year. These formal releases are supplemented by periodic releases for its EDI software to respond to ongoing changes in trading partner requirements.

          During the fiscal years ended November 30, 1994, 1995, and 1996, EMS' total software investment (consisting of product development expenses and capitalized software development costs) was $1.9 million, $3.4 million, and $5.6 million, respectively. Product development expenditures which were expensed and not capitalized during those three fiscal years totaled $.8 million, $1.1 million, and $2.2 million, respectively.

          Software development efforts currently in progress include the development of product enhancements such as additional object orientation features within EMS' products, enhanced client-server network operations on various operating systems, extended operation on various relational database products, and enhanced functional capability. There can be no assurance, however, that these development efforts will result in product enhancements that EMS will be able to market successfully. Certain of these enhancements are dependent upon the development efforts of third party suppliers over whom EMS has no control. In the event the development efforts of the third party suppliers are delayed or are unsuccessful, the software developments of EMS would be similarly delayed. Software development is, however, an evolutionary process and EMS management believes it could eventually find other suppliers or, if unsuccessful in its search, that it could successfully re-engineer existing products to fulfill its requirements.

   Competition

          The manufacturing software industry is intensely competitive and rapidly changing. A number of companies offer products similar to EMS' products. Some of EMS' existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than EMS.

          EMS believes that its employees' understanding of diverse manufacturing operations and processes and the potential business benefits of the TCM/TM/ management approach to such operations allow EMS to differentiate itself from competitors. Other competitive factors include software product features and functions, product architecture, the ability to function on a variety of operating systems, technical support and other related services, ease of product integration with third party application software, price, and performance. In December 1996, Gartner Group identified sixteen competitors of EMS in the North American mid-market Enterprise Resource Planning area for discrete manufacturers. Additionally, that firm identified seven competitors in the MES market. Although Gartner Group identified a limited number of competitors in its MES study, EMS generally does not encounter these competitors in the marketplace. EMS believes that its primary competition for its MES products are customized software products developed by internal data processing staffs or by third party customized software developers. None of the competitors identified by Gartner Group had product offerings for both ERP and MES discrete manufacturers.

   Intellectual Property

          EMS has registered or has applied for registration of its "EMS/TM/" and "TCM/TM/" trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which EMS currently does business. Among others, EMS has also received or applied for trademarks for products marketed under the names FACTORYnet/TM/ I/S and CAMate/TM/ .

          EMS regards its software products as proprietary in that title to and ownership of its software reside exclusively with EMS. EMS attempts to protect its rights with a combination of trademark, copyright and employee and third-party nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of EMS' software products. While EMS' competitive position could conceivably be threatened by its inability to protect its proprietary information, EMS believes that copyright and trademark protection are less important to EMS' success than other factors such as the knowledge, ability and experience of EMS' personnel, name recognition and ongoing product development and support.

   Employees

          As of November 30, 1996, EMS had 352 full-time employees, of whom 60 were engaged in sales and marketing; 78 in product development; 181 in customer service; and 33 in management, finance and administration. EMS employees are not represented by any collective bargaining organization and EMS has never experienced a work stoppage. EMS considers its employee relations to be good.

   SELECTED FINANCIAL DATA
   (In thousands, except per share data)

    Year ended November 30                     1992        1993       1994     1995(4)        1996

    STATEMENTS OF OPERATIONS DATA:

      Net revenues:
        Software license fees                  $5,052      7,146    $10,163    $11,534      $19,094
        Services                                4,972      5,928      7,256     10,962       15,412
        Hardware                                6,319      6,220      5,245      6,528        6,751
                                              -------    -------    -------    -------      -------
           Total net revenues                 $16,343    $19,294    $22,664    $29,024      $41,257
                                              -------    -------    -------    -------      -------

      Cost of products and services
        Cost of software license fees            $660       $747     $1,312     $2,298       $4,075
        Cost of services                        3,029      3,898      4,467      7,884       12,109
        Cost of hardware                        5,420      4,752      4,146      5,118        4,979
                                              -------    -------    -------    -------      -------
           Total Cost of product/services      $9,109     $9,397     $9,925    $15,300      $21,163
                                              -------    -------    -------    -------      -------
      Gross Margin                              7,234      9,897     12,739     13,724       20,094

        Selling and marketing expenses         $3,888     $5,546     $7,407     $9,479      $14,060
        General and administrative              1,778      2,038      2,227      3,029        3,416
          expenses
        Product development expenses (1)          546        621        752      1,086        2,235
                                              -------    -------    -------    -------      -------

           Total operating expenses            $6,212     $8,205    $10,386    $13,594      $19,711
                                              -------    -------    -------    -------      -------

        Operating income                       $1,022     $1,692     $2,353       $130         $383
        Other income (expenses)                   (19)       (32)       342         80          118
                                                -----      -----      -----       ----         ----

        Income before income taxes             $1,003     $1,660     $2,695       $210          265
        Income tax expense                        359        650        975         79          112
        Net income                                644      1,010      1,720        131          153

        Net income per share                    $0.18      $0.39      $0.53      $0.04        $0.04

        Weighed average common and common
          equivalent share outstanding (2)      3,527      2,574      3,268      3,669        3,965



    OTHER STATISTICAL DATA:

        Software investment (3)                  $961      $1,312    $1,857     $3,407       $5,607
        Software investment as a percentage
          of software license fees               19.0%       18.4%     18.3%      29.5%        29.4%


    BALANCE SHEET DATA:

        Working capital (deficit)               $(251)        $42    $4,749     $4,677       $4,510
        Capitalized software development
          costs, net                              921       1,271     1,861      4,000        5,781
        Total assets                            7,806       8,043    17,903     24,332       27,446
        Long-term obligations                   1,298         580        50         21        2,123
        Stockholder's equity                      531       1,541    10,354     14,177       14,597


   (1) Does not include capitalized software cost of $415, $691, $1,105, $2,321, and $3,372 recorded for the years ended November 1992, 1993, 1994, 1995, and 1996, respectively.

   (2) Weighted average common and common equivalent shares outstanding for the periods shown include the effect of common stock equivalents, if dilutive. The decrease in common and common equivalent shares from 1992 to 1993 was due to the redemption of convertible preferred stock and the cancellation of outstanding warrants in November 1992.

   (3) Software investment consists of product development expense and capitalized software development costs.

   (4) Includes results of Effective Management Systems of Illinois, Inc. and
       Intercim Corporation since being   acquired effective March 31, 1995
       and September 6, 1995, respectively.

   CONDENSED QUARTERLY RESULTS (UNAUDITED)
   (In thousand, except per share)


   The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended November 30, 1996. This information has been prepared by EMS on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. EMS' operating results for any one quarter are not necessarily indicative of results for any future period.

                                                         Three Months Ended
                          Feb 28,   May 31,   Aug 31,    Nov 30   Feb 28     May 31   Aug 31     Nov 30
                            1995      1995      1995      1995      1996      1996      1996      1996
   Statements of
    Operations Data:

   Net revenues:
    Software license fees  $2,169    $2,612    $2,047    $4,706    $3,675    $4,255    $4,040    $7,124
    Services                2,046     2,605     3,055     3,256     3,617     3,780     3,755     4,260
    Hardware                1,324     1,416     2,128     1,660     2,351     1,668     1,278     1,454
                          -------   -------   -------   -------   -------   -------   -------   -------
    Total net revenues     $5,539    $6,633    $7,230    $9,622    $9,643    $9,703    $9,073   $12,838

   Total operating
     expenses              $5,572    $6,516    $7,837    $8,969    $9,818    $9,861    $9,616   $11,579
                          -------   -------   -------   -------   -------   -------   -------   -------
   Operating income           <33>      117      <607>      653      <175>     <158>     <543>    1,259
   Income before income
    taxes                      53       152      <645>      650      <164>     <153>     <566>    1,148
                          -------   -------   -------   -------   -------   -------   -------   -------
   Net Income                  60       108      <390>      353       <91>      <87>     <333>      664
                          =======   =======   =======   =======   =======   =======   =======   =======

   Net income per share     $0.02     $0.03    <$0.11>    $0.09     <$.02>    <$.02>    <$.08>     $.17
                          =======   =======   =======   =======   =======   =======   =======   =======
   Weighed averaged common
    and equivalent share
    outstanding             3,611     3,702     3,634     3,903     3,932     3,950     3,973     4,006
                          =======   =======   =======   =======   =======   =======   =======   =======


   Item 2. Properties

   EMS' corporate headquarters are located in Milwaukee, Wisconsin, in a leased office consisting of approximately 42,000 square feet under a lease expiring November 30, 2003. EMS leases additional facilities domestically in Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; Detroit, Michigan; Hartford Connecticut; Houston, Texas; Indianapolis, Indiana; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Port St. Lucie, Florida; Rockford, Illinois and San Jose, California. For its international operations, EMS leases office space in Hong Kong. Additional space may be required within the next twelve months, but EMS believes that suitable additional space will be available as required.
   See Note 8 of the Notes to Consolidated Financial Statements for information regarding EMS total lease obligations.



   Item 3. Legal proceedings

   As of the date of this filing, neither MES nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on EMS' results of operations or financial position.



   Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended November 30, 1996.


   PART II

   Item 5, Market for Registrant's Common Equity and Related Stockholder
   Matters

   The common stock and common stock warrants of EMS are traded on The Nasdaq Stock market under the symbols EMSI and EMSIW, respectively.

   The table below represents the high and low sales prices for the EMS common stock and warrants as reported on The Nasdaq Stock Market for fiscal 1995 and 1996:

                      Common Stock                Warrant/1

   1995                 High   Low             High     Low

   First Quarter       7 7/8   5 7/8               --      --

   Second Quarter      8 3/4   6 1/4               --      --

   Third Quarter       7 3/4   6 1/8               --      --

   Fourth Quarter      8 1/2   4 3/4            3 1/2       2


   1996                 High   Low             High     Low

   First Quarter       5 3/4   4 1/4            2 1/8   1 1/4

   Second Quarter      7 3/4   4 1/4                3   1 1/4

   Third Quarter           8   5 1/4            3 1/8   2 1/2

   Fourth Quarter      8 1/4   5 1/4            3 1/4   2 1/2


   1/Trading commenced on October 31, 1995


   As of February 1, 1997, there were 408 shareholders of record of EMS' common stock and 307 holders of record of the warrants. EMS has not declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in its business. Therefore, EMS does not anticipate paying any cash dividends in the foreseeable future. EMS' credit facility also contains provisions limiting its ability to pay cash dividends.


   Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (for the fiscal years ended November 30, 1996, 1995, and 1994)


   Overview
   Effective Management Systems, Inc.("EMS" or "the Company") recorded a strong increase in revenues and a slight increase in net income for fiscal 1996 compared with fiscal 1995. The increase in revenues was mainly the result of the introduction of new products and technologies along with the expansion of new market channels. During fiscal 1996, the Company became the first pre-integrated supplier for manufacturing software that fully integrates customer service, engineering, production control, dispatching, quality and machine tool communication. The Company also secured the first orders from its marketing relationship with the International Business Corporation (IBM). Lastly, the Company recorded significant revenues from the introduction of its products on the Windows NT operating system of the Microsoft Corporation. The Company had recorded a decline
   in net income for fiscal 1995 compared with fiscal 1994.   The decline was
   primarily the result of three factors, including extended efforts to incorporate advancing technologies into the Company's software products, rising expenses to build the infrastructure necessary for newly established selling relationships, including IBM, and time and costs associated with effecting two acquisitions.

   Effective March 31,1995, the Company acquired the remaining 50% interest (in addition to the 50% interest previously owned) in Effective Management System of Illinois, Inc. ("EMS-ILL") for a cost of approximately $793,000 in Company common stock, cash, and related direct acquisition costs. The acquisition was accounted for as a purchase and resulted in the Company recording goodwill, which is being amortized over a twenty-year period.

   On September 6, 1995, the Company acquired all of the common stock of Intercim Corporation ("Intercim") for a cost of approximately $3,355,000 in Company common stock , warrants and related direct acquisition costs. The warrants have a ten-year term and an exercise price of $6.75. The acquisition was accounted for as a purchase and the goodwill resulting from the transaction is being amortized over a twelve-year period.

   The consolidated financial statements reflect the operating results of EMS-ILL and Intercim since their respective dates of acquisition. EMS-ILL was the exclusive distributor of the Company's products in Illinois and northern Indiana. Intercim designed, built, integrated, and supported factory floor information systems to assist companies with the control and management of their manufacturing process for the purpose of improving quality, productivity, and efficiency. The acquisitions are herein referred to as the "1995 Acquisitions".


   Results of Operations

   Total Revenue

   Total revenue for fiscal 1996 increased 42.2% to $41,257,000 from $29,024,000 in 1995 and grew 28.1% from $22,664,000 in 1994 to 1995. The
   1995 Acquisitions accounted for $7,338,000 of the increase in revenues in 1996 and $5,498,000 in 1995. The increase in revenues in all periods presented was primarily related to the increase in the amount of software sold with each unit and the corresponding services revenues. The mix of software, services, and hardware, as a percentage of total revenue, was 46.2%, 37.4%, and 16.4%, respectively, in fiscal 1996; 39.7%, 37.8%, and 22.5%, respectively, in fiscal 1995; and 44.8%, 32.0%, and 23.2%, respectively, in fiscal 1994. The change in mix of revenues from fiscal 1995 to fiscal 1996 was mainly the result of declining hardware revenues due to the introduction of the Company's products on the Microsoft Windows NT operating system. Customers are able to use the Company's software on hardware that they have already purchased, or purchase the necessary hardware through local retail channels. The change in mix of revenues from fiscal 1994 to fiscal 1995 was mainly the result of a lower volume of revenues from new software installations in fiscal 1995 as compared to growing service revenues from established customers.

   Software License Fee Revenues

   Software license fee revenues are customer charges for the right to use the Company's software products. These revenues increased 65.6% to $19,094,000 in fiscal 1996 from $11,534,000 in fiscal 1995. The 1995
   Acquisitions accounted for $4,623,000 of the 1996 increase in revenues
   and $1,846,000 of the 1995 increase in revenues.   Exclusive of the
   revenues from the 1995 Acquisitions, the increase in software license fees during fiscal 1996 was mainly the result of new sales from the IBM marketing relationship, the hiring of additional sales personnel, and increased productivity of existing sales personnel. Software license fee revenues increased by $1,371,000 (13.5%) to $11,534,000 in fiscal 1995 from $10,163,000 in fiscal 1994. The 1995 Acquisitions accounted for $1,846,000 of the 1995 revenues. The impact of the 1995 Acquistions on software license fee revenues was offset in part by a decline in software revenues relating to the Company's historical product offerings. The main contributors to this decrease(net of 1995 Acquisitions) was the on-going efforts to incorporate advancing technologies into the Company's software products. The Company was also focused on integrating the products obtained as a result of the acquisition of Intercim.

   Service Revenues

   The Company offers optional services to its customers. Services provided include a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 40.6% to $15,412,000 in fiscal 1996 from $10,962,000 in fiscal 1995 and increased 51.1% to $10,962,000 in fiscal 1995 from $7,256,000 in fiscal 1994. Of these increases, $4,496,000 and $2,320,000 were attributable to the 1995 Acquisitions in fiscal 1996 and 1995, respectively. The balance of the increases in all periods presented were primarily due to growth in the customer base and normal price increases.

   Hardware Revenues

   As an option, the Company sells computer hardware manufactured by others, along with the Company's software and services, to provide its customers "integrated" solutions to their management information system needs. Hardware revenues increased 3.4% to $6,751,000 in fiscal 1996 from $6,528,000 in fiscal 1995 and increased 24.5% from $5,245,000 in fiscal 1994. These increases reflect the additional revenues of the 1995 Acquisitions ($1,740,000 in fiscal 1996 and $1,291,000 in fiscal 1995). Net of the 1995 Acquisitions, hardware revenues decreased to $5,011,000, $5,237,000, and $5,245,000 in fiscal 1996, fiscal 1995, and fiscal 1994, respectively. The amount of hardware revenues is generally impacted by three major influences. First, and most significantly, management has decided to focus its efforts on sales of higher margin software and services. The Company offers its software on a "software only basis" (no hardware) for those customers who already have hardware or who may wish to purchase it from other vendors. The recent introduction of the Company's products on the Windows NT platform has resulted in an increased number of "software only" sales. Second, as the volume of business grows, hardware revenues have tended to increase. Finally, hardware revenues are related to the number of hardware manufacturers represented at any one time by the Company. The fluctuation of the above factors in regard to hardware sales can be counterbalancing, but, to date, have generally resulted in a long-term decline in hardware sales as a percentage of revenue.

   Cost of Software License Fees

   Most of the system sales also include the sale of a report writer, a word processor, and/or other software components provided by outside suppliers. The integration of these products into the Company's software products generally requires that the Company pay royalties to these suppliers. Additionally, the costs of software license fees also include the amortization of past investments in product development. Cost of software license fees increased from $1,312,000 in fiscal 1994, to $2,298,000 in fiscal 1995 and to $4,075,000 in fiscal 1996. The 1995 Acquisitions accounted for $526,000 of the fiscal 1995 increase and $834,000 of the fiscal 1996 increase. Aside from the effect of the 1995 Acquisitions, these increases were mainly attributable to increases in both the costs of additional third party software sales and the software amortization resulting from increased capitalized investment in software products during fiscal 1994, fiscal 1995, and fiscal 1996. Amortization of capitalized software costs is dependent on past investments in product development and may not necessarily correspond to revenue growth.

   Cost of Services

   Cost of services as a percentage of related revenues increased to 78.6% in 1996, from 71.9% in 1995 and from 61.6% in 1994. The increase was attributable to both a rising cost of labor, additional management expense in regard to building an organization for the future, additional expenses to further develop a world wide learning initiative in regard to new selling relationships (3.5% of related revenues in 1996), and the training expense related to newly hired employees. The 1995 Acquisitions did not have a material impact on the Company's cost of services as a percentage of related revenues.

   Cost of Hardware

   Cost of hardware as a percentage of related revenues decreased to 73.8% in fiscal 1996 form 78.4% in fiscal 1995 and 79.1% in fiscal 1994. As more customers purchase the low margin hardware at local retail channels, the remaining hardware sales are made at higher margins due to the technical expertise that the Company brings to the process. This higher margin hardware includes such items as servers, network equipment, and data collection devices. Management expects the overall level of hardware per unit sale to decline, but the resultant value added margins to be higher. Additionally, the cost of hardware as a percentage of hardware revenues can vary due to amount of lower margin sales (cost plus 11%) to the Company's joint ventures and affiliates, which were $1,264,000, $1,091,000, and $685,000 in fiscal 1996, fiscal 1995, and fiscal 1994, respectively. Commencing January 1, 1996, the Company began charging 11% over cost (previously sold at cost) on hardware sales to EMS Solutions, Inc., an affiliated entity owned by certain executive officers of the Company, to match similar terms offered to the Company's joint ventures. Sales of hardware to EMS Solutions, Inc. were $851,000 in fiscal 1996, $926,000 in fiscal 1995, and $408,000 in fiscal 1994.

   Net Product Development Expenses

   Product development expenses, net of amounts capitalized, increased from $752,000 in fiscal 1994 to $1,086,000 (44.4% growth) in fiscal 1995 and to $2,235,000 (105.8% growth) in fiscal 1996. These increases were mainly the result of the Company's strategic initiatives to increase investment in the development of future products, including the incorporation of various new technologies into the Company's software products. In fiscal 1995 and fiscal 1996, the 1995 Acquisitions added $545,000 and $659,000, respectively, to product development expense, excluding $313,000 and $1,329,000 which were capitalized in accordance with Statement of Financial Standards (SFAS) No. 86. Management expects product development expense to continue to rise in fiscal 1997 as efforts continue on the development of new products and the incorporation of new technologies. Total development expense (defined as net development expense plus amounts capitalized) increased in fiscal 1996 to $5,607,000 from $3,407,000 in fiscal 1995 and from $1,857,000 in fiscal 1994. These expenses expressed as a percent of related software sales were 29.4%, 29.5% and 18.3% in fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses increased to $14,060,000 in 1996 from $9,479,000 in fiscal 1995 and from $7,407,000 in fiscal 1994. As a percent of gross margin (total net revenues minus total costs of products and services), selling and marketing expenses increased to 70.0% in fiscal 1996 from 69.1% in fiscal 1995 ,and from 58.1% in fiscal 1994. The 1995 Acquisitions accounted for $1,756,000 of the increase in the selling and marketing expenses in fiscal 1996 and accounted for $843,000 of the increase in the selling and marketing expense in fiscal 1995. Other primary reasons for the increases in fiscal 1996 compared to fiscal 1995 include: enhanced marketing efforts ($293,000); growth in international
   sales efforts ($159,000); and general growth in selling efforts.   Other
   primary reasons for the increase in fiscal 1995 compared to fiscal 1994 include: expanded national distribution channels ($337,000); enhanced marketing efforts ($381,000); growth in international sales efforts ($239,000); and general growth in selling efforts.. The Company expects selling and marketing expense to continue to rise as additional sales people are hired and existing markets are developed.

   General and Administrative Expenses

   For fiscal 1996, general and administrative expense increased to $3,416,000 from $3,029,000 in fiscal 1995 and from $2,227,000 in fiscal
   1994. As a percent of gross margin (total net revenues minus total costs of products and services), these expenses were 17.0%, 22.1% and 17.5% in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The 1995 Acquisitions increased general and administrative expense by $1,009,000 in fiscal 1996 and by $706,000 in fiscal 1995. Other primary reasons for the increase in fiscal 1996 include: additional depreciation from rising levels of capital purchases ($161,000); added support personnel for system and facilities needs ($71,000); and additional administrative costs
   attributable to the growth in hardware and service revenues.   Other
   primary reasons for the increase in fiscal 1995 include: additional depreciation from rising levels of capital purchases ($138,000); added support personnel for system and facilities needs ($121,000); and additional administrative costs attributable to the growth in hardware and service revenues. EMS also provides office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc. (an affiliated company). The amounts received by the Company for these services were $269,000 in fiscal 1996, $321,000 in fiscal 1995, and $349,000 in fiscal 1994. The amounts received from EMS Solutions, Inc. are recorded as a reduction against general and administrative expense.

   Other Income/Expense

   Other income/expense was $118,000 of expense in fiscal 1996, $80,000 of income in fiscal 1995 and $342,000 of income in fiscal 1994. Equity earnings from affiliates were $25,000 of income in fiscal 1996, $31,000 of loss in fiscal 1995 and $245,000 of income in fiscal 1994. The equity earnings for fiscal 1996 and fiscal 1995 declined , in part, due to the merger with EMS-Ill, which resulted in reduced equity earnings from this former joint venture. Interest income and interest expense were $89,000 and $145,000, respectively, in fiscal 1996; $176,000 and $52,000, respectively, in fiscal 1995; and $149,000 and $52,000, respectively, in fiscal 1994. The decrease in interest income and simultaneous rise in interest expense were mainly due to the Company's reduction in cash and short-term assets in order to fund investments in products, distribution channels, and service infrastructure. The Company anticipates that interest income will continue to decline and interest expense will continue to increase with continued application of cash for operating and capital expenditure purposes.

   Income Tax Expense

   The effective income tax rate was 42.3% for fiscal 1996 versus 37.6% for fiscal 1995 and 36.2% for fiscal 1994. The effective income tax rate fluctuates mainly in relation to the equity earnings of unconsolidated joint ventures, interest earned on tax-free municipal obligations, the amount of allowable tax credit for research and development expenditures, goodwill amortization, meals and entertainment expense, and officer's life insurance expense. In 1996, the effective income tax rate was higher than fiscal 1995 due to reduced tax-exempt interest income and non-deductible meals and entertainment expenses. In fiscal 1996, Intercim, formally a wholly owned subsidiary of the Company, was merged into the Company. As a result, the net operating loss carryforwards of Intercim may be used to offset the Company's taxable income, subject to an annual limitation of $182,000. These net operating loss carryforwards expire in the year 2010.

   Liquidity and Capital Resources

   Cash provided by operations was $2,906,000 in fiscal 1996, $1,915,000 in fiscal 1995, and $61,000 in fiscal 1994. Non-cash expenditures , including depreciation relating to capital expenditures, amortization associated with software product development, and amortization of goodwill, contributed to the cash provided in fiscal 1996 and fiscal 1995. In addition, improvements in accounts receivable collection practices, contributed to the cash provided in fiscal 1996 and fiscal 1995.

   Investment activities used cash of $4,163,000 in fiscal 1996, $1,850,000 in fiscal 1995 and $6,451,000 in fiscal 1994. In fiscal 1996, the Company used the cash mainly to fund $1,424,000 of capital expenditures and $3,372,000 of investment in capitalized software product development. The Company sold $1,584,000 of available-for-sale securities and $743,000 hold-to-maturity securities in fiscal 1995, which funded, in part, $1,430,000 of capital expenditures and $2,321,000 of capitalized product development. The 1995 Acquisitions were funded primarily though issuance of the Company's common stock and warrants. In fiscal 1994, the Company purchased $3,590,000 of securities and funded $1,219,000 of capital expenditures and $1,105,000 of capitalized software product development.

   Financing activities provided $1,788,000 of cash in fiscal 1996 compared with $10,000 of cash used in fiscal 1995 and $6,498,000 of cash provided in fiscal 1994. The cash provided from financing activities in 1996 was mainly through the Company's line of credit. The cash provided in fiscal 1994 was mainly from the Company's initial public offering. As of November 30, 1996, the Company had $3,136,000 of availability under its revolving line of credit.

   The Company believes its cash flows from operations, funds available under its line of credit, and funds available from investment securities will be adequate to finance capital expenditures and working capital requirements for at least the next twelve months.

                          Item 7. Financial Statements

   Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . 25
   Consolidated Balance Sheets as of November 30, 1996 and 1995  . . . . . 26
   Consolidated Statements of Income for the Years Ended
      November 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . 28
   Consolidated Statements of Stockholders' Equity for the
      Years Ended November 30, 1996, 1995 and 1994 . . . . . . . . . . . . 29
   Consolidated Statements of Cash Flows for the Years Ended
      November 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . 30
   Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . 32

                Report of Ernst & Young LLP, Independent Auditors

   The Board of Directors and Stockholders
   Effective Management Systems, Inc.

   We have audited the accompanying consolidated balance sheets of Effective Management Systems, Inc. (the Company) and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

   ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   January 17, 1997

   Effective Management Systems, Inc.

   Consolidated Balance Sheets
   (Dollars in Thousands)

                                                 November 30
                                              1996        1995
   Assets
   Current assets:
    Cash and cash equivalents                  $866        $335
    Investment in available-for-sale
     securities                                 505       1,263
    Accounts receivable:
    Trade, less allowance for doubtful
     accounts of $346-1996;  $312-1995       11,146       9,402
    Related parties                             693         652
                                            -------     -------
                                             11,839      10,054

    Refundable income taxes                     159         462
    Inventories                                 391         518
    Deferred income taxes                       175         157
    Prepaid expenses and other current
     assets                                     288         197
                                            -------     -------
   Total current assets                      14,223      12,986

   Computer software, net                     5,781       4,000
   Investments in and advances to
    unconsolidated joint ventures               199         179
   Equipment and leasehold improvements,
    net                                       3,961       3,223
   Intangible assets, net                     2,690       3,387
   Other assets                                 592         557
                                            -------     -------
   Total assets                             $27,446     $24,332
                                            =======     =======



   Liabilities and stockholders' equity
   Current liabilities:
    Accounts payable                         $2,026      $2,076
    Accrued liabilities                       2,846       2,182
    Deferred revenue                          4,605       3,735
    Customer deposits                           109         227
    Current portion of long-term
     obligations                                127          89
                                            -------     -------
   Total current liabilities                  9,713       8,309

   Deferred revenue and other long-term
    liabilities                                 453         532
   Long-term obligations                      2,123          21
   Deferred income taxes                        560       1,293
   Commitments and contingencies (Note 8)
   Stockholders' equity:
    Preferred stock, $.01 par value;
     authorized 3,000,000 shares; none
     issued or outstanding                        -           -
    Common stock, $. 01 par value;
     authorized 20,000,000 shares; issued
     4,011,018 and 3,906,105 shares;
     outstanding 4,008,393 and 3,903,480
     shares                                      41          39
    Common stock warrants                         4           3
    Common stock and warrants to be issued        -         211
    Additional paid-in capital               11,137      10,662
    Retained earnings                         3,420       3,267
    Cost of common stock in treasury
     (2,625 shares)                              (5)         (5)
                                            -------     -------
                                             14,597      14,177
                                            -------     -------
   Total liabilities and stockholders'
    equity                                  $27,446     $24,332
                                            =======     =======

   See accompanying notes.

                       Effective Management Systems, Inc.

                        Consolidated Statements of Income
                    (In Thousands, except per share amounts)

                                           Year ended November 30
                                        1996       1995         1994

    Net revenues:
     Software license fees             $19,094     $11,534     $10,163
     Services                           15,412      10,962       7,256
     Hardware                            6,751       6,528       5,245
                                       -------     -------     -------
                                        41,257      29,024      22,664
    Costs of products and services:
     Cost of software license fees       4,075       2,298       1,312
     Cost of services                   12,109       7,884       4,467
     Cost of hardware                    4,979       5,118       4,146
                                       -------     -------     -------
                                        21,163      15,300       9,925

    Selling and marketing expenses      14,060       9,479       7,407
    General and administrative
     expenses                            3,416       3,029       2,227
    Product development expenses         2,235       1,086         752
                                       -------     -------     -------
                                        40,874      28,894      20,311
                                       -------     -------     -------
    Income from operations                 383         130       2,353

    Other income (expense):
     Equity in earnings (losses) of
       unconsolidated joint
       ventures                             25         (31)        245
     Interest income                        89         176         149
     Interest expense                     (145)        (52)        (52)
     Other                                 (87)        (13)          -
                                       -------     -------     -------
                                          (118)         80         342
                                       -------     -------     -------
    Income before income taxes             265         210       2,695
    Income tax expense                     112          79         975
                                      --------     -------     -------
    Net income                            $153        $131      $1,720
                                      ========     =======     =======
    Net income per common share -
     Primary and fully diluted            $.04        $.04        $.53
                                      ========     =======     =======
    Weighted average common and
     common equivalent shares -
     Primary and fully diluted           3,965       3,669       3,268
                                      ========     =======     =======

   See accompanying notes.

                                                                        Common
                                                                      Stock and
                                                            Common     Warrants
                                                 Common      Stock      to be     Paid-in   Retained   Treasury
                                      Shares      Stock    Warrants     Issued    Capital   Earnings    Stock      Total

   Balance, November 30, 1993        2,493,715       $25         $ -    $     -   $    105    $1,416        $(5)   $  1,541
   Shares sold to public, net of
     offering costs                  1,000,000        10           -          -      6,999         -          -       7,009
   Stock options exercised              51,500         1           -          -         83         -          -          84
   Net income                                -         -           -          -          -     1,720          -       1,720
                                     ---------     -----        ----     ------    -------   -------    -------     -------
   Balance, November 30, 1994        3,545,215        36           -          -      7,187     3,136         (5)     10,354

   Issuance of common stock:
   Acquisitions                        328,393         3           -          -      2,338         -          -       2,341
   Stock options                        30,002         -           -          -         71         -          -          71
   Employee stock purchase plan         18,671         -           -          -         96         -          -          96
   Issuance of common stock
     warrants for acquisitions               -         -           3          -        970         -          -         973
   Common stock and warrants to be
     issued to complete Intercim
     transaction                             -         -           -        211          -         -          -         211
   Net income                                -         -           -          -          -       131          -         131
                                     ---------      ----        ----     ------    -------   -------      -----     -------
   Balance, November 30, 1995        3,922,281        39           3        211     10,662     3,267         (5)     14,177

   Issuance of common stock:
   Acquisitions                         24,000         -           -          -        132         -          -         132
   Stock options                        35,000         1           -          -         60         -          -          61

   Employee stock purchase plan         29,718         -           -          -        113         -          -         113
   Warrants                                 19         -           -          -          -         -          -           -

   Issuance of additional common
     stock and warrants to complete
     Intercim transaction                    -         1           1       (172)       170         -          -           -
   Purchase of shares from
     dissenting former Intercim
     shareholder                             -         -           -        (39)         -         -          -         (39)
   Net income                                -         -           -          -          -       153          -         153
                                     ---------     -----        ----     ------     ------     -----       ----      ------
   Balance, November 30, 1996        4,011,018       $41          $4    $     -    $11,137    $3,420        $(5)    $14,597
                                     =========     =====        ====     ======     ======     =====       ====      ======

   See accompanying notes.

                       Effective Management Systems, Inc.

                      Consolidated Statements of Cash Flows
                             (Dollars in  Thousands)


                                                  Year ended November 30
                                                1996        1995      1994
    Operating activities
    Net income                                   $153        $131   $ 1,720
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
    Depreciation                                1,037         730       445
    Amortization, other                           189          82        54
    Amortization of capitalized computer
     software development costs                 1,591         879       515
    Equity in losses (earnings) of joint
     ventures                                     (25)         31      (245)
    (Gain) loss on disposal of equipment
     and leasehold improvements                   (24)          4        20
    Deferred income taxes                         202         554       203
    Changes in operating assets and
     liabilities:
    Accounts receivable                        (1,770)       (297)   (3,690)
    Inventories and other current assets          341         265      (352)
    Accounts payable and other
     liabilities                                1,212        (464)    1,391
                                              -------     -------   -------
    Total adjustments                           2,753       1,784    (1,659)
                                              -------     -------   -------
    Net cash provided by operating
     activities                                 2,906       1,915        61

    Investing activities

    Acquisition of Darwin Data Systems,
     net of cash received of $19                  (51)          -         -
    Acquisition of EMS-Illinois, net of
     cash received of $160                          -        (238)        -
    Acquisition of Intercim                         -        (225)        -
    Additions to equipment and leasehold
     improvements                              (1,424)     (1,430)   (1,219)
    Purchases of available-for-sale
     securities                                  (495)          -    (1,584)
    Purchases of held-to-maturity
     securities                                     -           -    (2,006)
    Proceeds from sales of available-for-
     sale securities                            1,247       1,584         -
    Proceeds from sales of held-to-
     maturity securities                            -         743         -
    Proceeds from sale of equipment and
     leasehold improvements                        68          39         9
    Increase in cash surrender value of
     life insurance                               (25)        (31)     (112)
    Software development costs
     capitalized                               (3,372)     (2,321)   (1,105)
    Other                                        (111)         29      (434)
                                              -------    --------  --------
    Net cash used in investing activities      (4,163)     (1,850)   (6,451)


    Financing activities
    Net proceeds from initial public stock
     offering                                  $    -      $    -   $ 7,009
    Proceeds from issuance of stock to
     employees                                    174         167        84
    Proceeds from increase in debt              1,864           -         -
    Payments on long-term debt and capital
     lease obligations                           (250)       (177)     (595)
                                              -------    --------   -------
    Net cash provided by (used in)
     financing activities                       1,788         (10)    6,498
                                              -------     -------   -------
    Net increase in cash                          531          55       108

    Cash:
     Beginning of year                            335         280       172
                                              -------     -------   -------
     End of year                                 $866        $335      $280
                                              =======     =======   =======
    Supplemental cash flow information:
    Interest paid (net of amount
     capitalized)                                $133         $52        $8
    Income taxes paid (refunded), net            (464)        357       518
    Noncash transactions:
    Equipment recorded under capital lease
     obligations                                  371           -         7
    Issuance of common stock and warrants
     for acquisitions                             132       3,314         -
    Common stock and warrants to be issued
     for an acquisition                             -         211         -


   See accompanying notes.

                       Effective Management Systems, Inc.

                   Notes to Consolidated Financial Statements

                  Years ended November 30, 1996, 1995 and 1994
                             (Dollars in thousands)


   1. Basis of Presentation and Significant Accounting Policies

   Consolidation

   The accompanying consolidated financial statements include the accounts of Effective Management Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Business and Concentration of Credit Risk

   The Company develops, sells, and services computer software and related hardware throughout the United States and certain foreign countries that meet the Company's credit policies. The Company performs periodic credit evaluations of its customers' financial condition and generally follows a policy to obtain deposits for sales to new customers.

   Cash and Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition

   Revenue is recognized in accordance with the provisions of AICPA Statement of Position (SOP) 91-1, "Software Revenue Recognition," as follows:

   Software and Hardware Sales

   Revenue is recognized when the product is delivered.

   Professional Fees and Services

   Revenue is recognized as time and material costs are incurred.

   Software Support Fees

   Revenue is recognized ratably over the terms of the nonrefundable support contract.

   Annual Upgrade Fees

   Revenue is recognized ratably over the nonrefundable annual upgrade contract period.

   Investments

   Debt securities are classified as available-for-sale and are carried at fair value, which approximates cost. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

   Inventory Valuation

   Inventories are carried at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

   Software Development Costs

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes internal costs in developing software products upon determination that technological feasibility has been established for the product, whereas costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis based on current and future revenue with an annual minimum equal to the straight-line amortization over the remaining estimated economic useful life of the product.

   Capitalized software development costs were $5,781 and $4,000 at November 30, 1996 and 1995, respectively, which is net of accumulated amortization of $5,342 and $3,751, respectively.

   Investment in Unconsolidated Joint Ventures

   Investments in unconsolidated joint ventures are accounted for on the equity method wherein the Company's share of the joint ventures' net earnings or losses is recorded as an adjustment to the investment.

   Equipment and Leasehold Improvements

   Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:
                                                       Years

                    Leasehold improvements                5
                    Furniture and fixtures               10
                    Equipment                             5

   Assets under capital leases are amortized on a straight-line basis over their useful lives, unless the length of the lease is less and there is not a bargain purchase option.

   Intangible Assets

   Intangible assets are amortized using the straight-line method for financial reporting purposes over the following estimated lives:

                                                       Years

                 Customer list                          15
                 Goodwill                             12 - 20
                 Other intangibles                     6 - 40


   Income Taxes

   Deferred income taxes are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Net Income Per Common Share

   Net income per common share is computed based on the weighted average number of common shares outstanding for the periods presented. The dilutive effect of stock options and warrants was not material for all years presented.

   Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, related-party receivables, trade payables and debt instruments. The book values of cash and cash equivalents, marketable securities, trade receivables, related-party receivables and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of November 30, 1996, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 8 for the terms and carrying values of the Company's various debt instruments.

   Stock Compensation

   The Company accounts for employee stock compensation (e.g., stock options) in accordance with APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price (referred to as "intrinsic value") at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

   SFAS No. 123, "Accounting for Stock-Based Compensation," is effective December 1, 1996. The Company will adopt SFAS No. 123 in fiscal 1997. As is permitted under SFAS No. 123, the Company has tentatively decided to continue accounting for employee stock compensation using APB 25, but will disclose pro forma results using the new standard's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant for effectively all awards granted after December 31, 1994.


   2. Acquisitions

   Effective April 15, 1996, the Company completed the purchase of the remaining 75% of Darwin Data Systems (Darwin). Consideration for this acquisition was $303, consisting of $101 in notes payable, 24,000 shares of the Company's common stock valued at $132 and $70 of acquisition costs.

   Effective March 31, 1995, the Company completed the purchase for $793 of the remaining 50% of the capital stock of EMS-Illinois not then owned by the Company. The purchase price consisted of 50,200 shares of the Company's common stock valued at $395, $380 in cash and $18 of acquisition costs.

   On September 6, 1995, the Company acquired all of the common stock of Intercim for approximately $3,355, comprised of 278,193 shares of the Company's common stock valued at $7.50 per share and 278,193 of the Company's warrants valued at $3.75 per share, and direct acquisition costs of $225. Because the average trading price (Price) of the warrants for fifteen trading days prior to April 18, 1996, was less than $3.8075, the Company was required to issue 123,719 additional warrants, which was equal to the difference between the number of warrants originally issued and the warrants which should have been issued at the Price above, had the Price been known at September 6, 1995.

   The acquisitions of the remaining interests in Darwin and EMS-Illinois as well as the purchase of Intercim have been accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of Darwin, EMS-Illinois and Intercim have been adjusted to their estimated fair values. The excess of cost over the net assets acquired has been allocated to goodwill.

   The results of operations for Darwin, EMS-Illinois and Intercim have been included in the Company's consolidated financial statements from their respective acquisition dates. The unaudited pro forma results of operations below for EMS-Illinois and Intercim assume that the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of all the entities, the pro forma calculations include adjustments for amortization of various intangibles acquired in conjunction with the acquisition and elimination of intercompany transactions with EMS-Illinois. However, no adjustments have been reflected for nonrecurring expenses as a result of the combination of the entities.

                                           Year ended November 30
                                             1995          1994
                                                 (Unaudited)

             Total net revenue             $34,174       $32,435
             Net income (loss)                (505)        1,616
             Earnings per share               (.13)          .45


   Pro forma results have not been included for 1996 for the Darwin acquisition because the impact was not significant.

   3. Investments

   The following is a summary of investment securities at November 30:

                                              1996
                                   Available-for-Sale Securities
                                              Gross
                                           Unrealized
                                              Gains    Estimated
                                  Cost      (Losses)   Fair Value

   Obligations of states and
    political subdivisions         $505        $  -        $505


                                              1995
                                  Available-for-Sale Securities
                                              Gross
                                           Unrealized
                                              Gains    Estimated
                                  Cost      (Losses)   Fair Value

   Obligations of states and
    political subdivisions       $1,263        $  -      $1,263



   All of the above securities were due in one year or less.

   During the years ended November 30, 1995 and 1996, debt available-for-sale and certain debt held-to-maturity securities with fair market value of $1,247 and $2,330, respectively, were sold, with proceeds received approximating cost. The sales were made to provide funding for certain acquisitions, software development and normal operations. No unrealized holding gains (losses) on available-for-sale securities, which would be included as a separate component of shareholders' equity, have been recorded as cost approximated estimated fair value as of November 30, 1996 and 1995.

   4. Equipment and Leasehold Improvements

   Equipment and leasehold improvements consisted of the following at November 30:

                                                    1996       1995

    Equipment                                       $6,090     $4,738
    Furniture and fixtures                           1,199      1,058
    Leasehold improvements                             426        253
    Equipment under capital leases                     454        367
                                                   -------    -------
                                                     8,169      6,416
    Less accumulated depreciation and
     amortization                                   (4,208)    (3,193)
                                                   -------    -------
    Equipment and leasehold improvements, net       $3,961     $3,223
                                                   =======    =======


   5. Intangible Assets

   Intangible assets consisted of the following at November 30:


                                                    1996         1995

    Goodwill                                       $1,435       $1,915
    Customer list                                   1,400        1,400
    Other                                             200          200
                                                   ------       ------
                                                    3,035        3,515
    Less accumulated amortization                    (355)        (128)
                                                   ------       ------
    Intangible assets, net                         $2,680       $3,387
                                                   ======       ======


   6. Unconsolidated Joint Ventures and Contingent Liabilities

   The Company owns a 50% equity investment in two joint ventures that market and sell the Company's software. In April 1996 and March 1995, the Company purchased the remaining joint venture interest in which it previously only owned 25% and 50%, respectively. The Company recognized earnings (losses) from these joint ventures of $25, ($31) and $245 in 1996, 1995 and 1994, respectively. The Company has no obligation to fund any losses that may be incurred by these joint ventures.

   Included in accounts receivable   related parties are amounts due from the
   joint ventures totaling $174 and $137 at November 30, 1996 and 1995, respectively. Included in the Company's net revenues are $486, $531 and $1,464 from joint ventures in 1996, 1995 and 1994, respectively.

   Summarized financial information from the unaudited annual financial statements of the unconsolidated joint ventures is presented below using their fiscal year ends completed prior to the Company's November 30 fiscal year below:

                                                         1994

                Net revenues                             $7,892
                Costs and expenses                        7,255
                Net income                                  276


   Information for 1996 and 1995 was not included as the Company's investment in joint ventures is not material at November 30, 1996 and 1995, respectively.

   7. Affiliated Company

   Certain of the Company's stockholders also own all of the common stock of an affiliated company, EMS Solutions, Inc. (Solutions), which develops and sells computer software and related hardware to the food vending and food distribution industry. The Company provides office space and other services to Solutions for which the Company received fees of $269, $321 and $349 in 1996, 1995 and 1994, respectively, that are recorded as an offset to general and administrative expense. The Company also sells computer hardware to Solutions that totaled $851, $926 and $408 in 1996, 1995 and 1994, respectively. Amounts due from Solutions were $445 and $429 at November_30, 1996 and 1995, respectively. Material transactions with Solutions must be approved by a majority of the Company's nonemployee directors.

   8. Long-Term Debt and Lease Commitments

   Long-term obligations consist of the following at November 30:

                                       1996        1995

    Line of credit                     $1,864       $    -
    Notes payable                          27            -
    Capital lease obligations             359          110
                                      -------       ------
                                        2,250          110
    Less amounts due within one
     year                                (127)         (89)
                                      -------       ------
                                       $2,123        $  21
                                      =======       ======


   The Company has entered into a loan and security agreement (Agreement) with a bank, as amended, which includes a revolving line of credit facility (Revolver) providing for maximum borrowings of $5,000 at November 30, 1996. Amounts outstanding have been classified as long-term based upon the stated maturity date and the Company's estimates that borrowings will not decrease during fiscal 1997. Interest is payable monthly based on the bank's base rate, or quarterly based on a Eurodollar borrowing rate plus a margin, depending upon how advances are drawn. The Revolver had a weighted average interest rate of 8.38% at November 30, 1996, and matures in February 1998. Total borrowings under the Revolver are limited to the lesser of a) the commitment amount or b) 80% of qualified accounts receivable, as defined in the Agreement.

   Borrowings under the Agreement are secured by substantially all assets of the Company (except inventory subject to the lien of a vendor). In addition, the Agreement requires the Company to maintain compliance with various covenants, including minimum levels of net income, tangible net worth, capital expenditures and expenditures for capitalized software. The Company is also required to pay a monthly commitment fee of .25% per annum on the difference between the commitment amount and balance outstanding under the Revolver in lieu of a minimum monthly interest payment.

   The Company leases computer and other equipment under capital leases. The Company also leases office space, automobiles, and certain other equipment under operating leases.

   At November 30, 1996, future payments under capital and noncancellable operating leases were as follows:
                                                       November 30, 1996
    Fiscal Year Ending                               Capital      Operating
       November 30                                    Leases       Leases

    1997                                                $164        $1,142
    1998                                                 153         1,059
    1999                                                  99           990
    2000                                                   4           958
    2001                                                   -           878
    Thereafter                                             -         1,451
                                                      ------        ------
    Total minimum lease obligations                      420        $6,478
                                                                    ======
    Amounts representing interest                        (61)
                                                       -----
    Capital lease obligations                           $359
                                                       =====


   Amortization expense relating to assets under capital leases is included in total depreciation expense for the period.

   Total rent expense on all operating leases was approximately $1,404, $1,042 and $642 in 1996, 1995 and 1994, respectively.

   9. Stockholders' Equity

   As of November 30, 1995, the Company had 18,801 shares of common stock and 18,801 warrants with an aggregate value of $211 that were to be issued in exchange for common stock of former Intercim stockholders. These amounts, which were classified as common stock and warrants to be issued in stockholders' equity at November 30, 1995, were substantially issued in 1996.

   In connection with the acquisition of Intercim (see Note 2), the Company issued common stock warrants. Each warrant entitles the holder, at any time prior to September 6, 2005, to purchase one share of the Company's common stock at $6.75 per share.

   In 1994, the Company issued 1,000,000 new shares of common stock to the public in an initial public offering (IPO) and received net proceeds of approximately $7.0 million.

   10. Stock Options and Employee Stock Purchase Plans

   The Company maintains the 1986 Employees' Stock Option Plan (the 1986
   Plan) pursuant to which executive officers and other key employees of the Company have received options to purchase shares of the Company's common stock. Options under the 1986 Plan were granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options to purchase an aggregate of 57,000 shares have previously been granted and remain outstanding at November 30, 1996, and no additional options will be granted.

   In December 1993, the Company's Board of Directors adopted the Effective Management Systems, Inc. 1993 Stock Option Plan (the 1993 Plan). The 1993 Plan, as amended, provides for the granting of both incentive stock options and nonqualified stock options to employees and non-employee directors of the Company covering up to a maximum of 550,025 shares. Under the 1993 Plan, the exercise price of options granted cannot be less than 100% of the fair market value of a share of the Company's stock at the date of grant.

   On September 6, 1995, in conjunction with the merger of Intercim (see Note
   2), the Company adopted a new stock option plan, pursuant to which the Company granted stock options to those holders who agreed to the cancellation of their Intercim stock options.

   The Company has also issued nonqualified stock options to certain of its executives and other nonemployee directors. These options have various vesting schedules.

   Information with respect to stock options granted under all plans is as follows:

                                             Number    Exercise Price
                                           of Shares      Per Share

   Outstanding at November 30, 1993         169,750     $1.57 - 2.29
    Granted                                 272,049      1.57 - 8.00
    Exercised                               (51,500)     1.57 - 6.25
    Canceled or expired                        (875)     1.57 - 2.29
                                            -------      -----------
   Outstanding at November 30, 1994         389,424      1.57 - 8.00
    Granted                                 518,352     6.125 - 7.25
    Exercised                               (29,949)     1.57 - 6.25
    Canceled or expired                     (47,399)        6.25
                                            -------      -----------
   Outstanding at November 30, 1995         830,428      1.57 - 8.00
    Granted                                 124,043      4.75 - 7.00
    Exercised                               (35,000)        1.71
    Canceled or expired                     (14,569)     5.75 - 7.50
                                            -------      -----------
   Outstanding at November 30, 1996         904,902      1.71 - 7.50
                                            =======      ===========


   At November 30, 1996, options to purchase 338,970 shares were exercisable under all plans.

   In December 1993, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (Stock Purchase Plan), which permits employees to purchase shares of the Company's common stock during six-month periods beginning on June 1 and December_1 of each year. The purchase price of such shares will be equal to the lesser of 85% of the fair market value of the stock at the beginning or end of each six-month offering period. During fiscal 1996 and 1995, 29,718 and 18,671 shares, respectively, were purchased under the Stock Purchase Plan. The maximum cumulative number of shares that may be purchased under the Stock Purchase Plan is 100,240.

   The Company has reserved 1,508,813 shares of its common stock for potential conversion of common stock warrants (see Note 9) and issuance under the stock option and purchase plans described above.

   11. Income Taxes

   Income tax expense (credit) in the consolidated statement of operations consists of the following:

                                              Year ended November 30
                                        1996          1995          1994
    Current:
     Federal                             $(170)        $(485)        $635
     State                                  80            10          137
                                         -----         -----         ----
                                           (90)         (475)         772

    Deferred                               202           576          203
    Change in valuation reserve              -           (22)           -
                                          ----          ----         ----
                                         $ 112         $  79         $975
                                          ====          ====         ====


   The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is:

                                            Year ended November 30
                                            1996       1995       1994

   Tax at U.S. statutory rate of 34%        $  90       $ 71       $916
   State income taxes, net of federal
    benefit                                    14          7        137
   Intangible amortization                     28         28          -
   Other nondeductible items                   84         54          -
   Tax-exempt investment income               (13)       (32)       (27)
   General business credits                   (98)       (69)       (61)
   Change in valuation allowance                -         22          -
   Other                                        7         (2)        10
                                             ----       ----       ----
                                             $112       $ 79       $975
                                             ====       ====       ====


   The significant components of the deferred tax accounts recognized for financial reporting purposes at November 30 were as follows:

                                                1996        1995
   Deferred tax liabilities:
    Capitalized computer software costs        $2,341      $1,579
    Depreciation                                  328         241
    Other, net                                     15          60
                                              -------     -------
   Total deferred tax liabilities               2,684       1,880

   Deferred tax assets:
    Net operating loss carryforwards            1,578       1,108
    Allowance for doubtful accounts               108         114
    Deferred revenue                               72         146
    Inventory                                      40         100
    General business credit carryforwards         448          69
    Other, net                                     53          63
                                               ------      ------
   Total deferred tax assets                    2,299       1,600
   Valuation allowance                              -        (856)
                                               ------      ------
   Net deferred tax liabilities               $   385      $1,136
                                               ======      ======



   At November 30, 1996, the Company had net operating loss carryforwards
   (NOLs) of approximately $3,345,000 available to offset future federal taxable income. The utilization of $2,730,000 of the NOLs is subject to an annual limitation of approximately $182,000 annually and expires in the year 2010. The carryforwards resulted from the Company's acquisition of Intercim Corp. (Intercim) in 1995. In addition, the Company has general business credits totaling $281,000 which can be used to reduce federal taxable income through 2011.

   In conjunction with the acquisition of Intercim (see Note 2), a valuation allowance was recorded as an offset to the net deferred tax assets acquired (which primarily consisted of acquired net operating loss carryforwards) based on uncertainty regarding realization of such deferred tax assets because Intercim's NOLs were only available to offset future taxable income of Intercim. On November 29, 1996, Intercim was merged into the Company and, as a result, the NOLs can be offset against the Company's taxable income, subject to the annual limitation described above. As a result, the valuation allowance referred to above has been eliminated with an offsetting reduction of the goodwill recorded in the Intercim acquisition.

   12. Savings Plan

   The Company has three defined contribution 401(k) savings plans that cover substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company also matches certain amounts and/or provides additional discretionary contributions, as defined. The Company s contributions to the various plans were $345, $246 and $184 for 1996, 1995 and 1994, respectively.


   Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable

   Part III

   Item 9. Directors, Executive Officers, Promoters, and Control Persons of the Registrant; Compliance with Section 16 (a) of the Exchange Act

   Pursuant to Instruction E, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 annual meeting of shareholders under the captions "Election of Directors", "Executive Officers" and "Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance.". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 10.  Executive Compensation

   Pursuant to Instruction E, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 annual meeting of shareholders under the caption "Board of Directors-Director Compensation" and "Executive Compensation". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 11.  Security Ownership of Certain Beneficial Owners and Management

   Pursuant to Instruction E, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 annual meeting of shareholders under the caption "Principal Shareholders". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 12. Certain Relationships and Related Transactions

   Pursuant to Instruction E, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission with 120 days after the end of the Company's fiscal year.

   Item 13.  Exhibits and Reports on Form 8-K

        Exhibits

            Reference is made to the separate exhibit index contained on pages E-1 through E-5 hereof.

        b)  Reports on Form 8-K
            No current reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended November 30, 1996.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 1997.

                                           EFFECTIVE MANAGEMENT SYSTEMS, INC.


                                           BY:  /s/ Michael D. Dunham
                                                Michael D. Dunham
                                                President


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 1997.


           Signature                          Title

   /s/ Michael D. Dunham                   President and Director
   Michael D. Dunham                       (Principal Executive Officer)



   /s/ Jeffrey J. Fossum                   Chief Financial Officer and
   Jeffrey J. Fossum                       Assistant Treasurer (Principal
                                           Financial and Accounting Officer)

   /s/ Helmut M. Adam                      Director
   Helmut M. Adam



   /s/ Thomas M. Dykstra                   Director
   Thomas M. Dykstra



   /s/ Scott J. Mermel                     Director
   Scott J. Mermel


   /s/ Robert E. Weisenberg                Director
   Robert E. Weisenberg

                                INDEX TO EXHIBITS

   Exhibit No.                 Exhibit Description

     2.1 Agreement and Plan of Merger, dated as of February 17, 1995, among Effective Management Systems, Inc., EMS Acquisition Corp. and Intercim Corporation [Incorporated by reference to Exhibit
             2.1 to Effective Management Systems, Inc.'s Registration Statement on Form S-4 (Registration No. 33-95338)]

     2.2     Amendment No. 1 to Agreement and Plan of Merger described in
             Exhibit 2.1, dated as of June 30, 1995 [Incorporated by reference to Exhibit 2.2 to Effective Management Systems, Inc. Registration Statement on Form S-4 (Registration No. 33-95338)]

     2.3     Amendment No. 2 to Agreement and Plan of Merger described in
             Exhibit 2.1, dated as of July 31, 1995 [Incorporated by reference to Exhibit 2.3 to Effective Management Systems, Inc.'s Registration Statement on Form S-4 (Registration No. 33-95338)]

     2.4 Agreement of Merger, dated as of March 22, 1995, among Effective Management Systems, Inc., EMS Illinois Acquisition Corp., Effective Management Systems of Illinois, Inc., Richard W. Grelck and Daniel E. Long [Incorporated by reference to Exhibit
             2.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 1995]

     3.1 Restated Articles of Incorporation of Effective Management Systems, Inc. [Incorporated by reference to Exhibit 3.1 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     3.2 By-laws of Effective Management Systems, Inc. [Incorporated by reference to Exhibit 3.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     4.1 Article 4 of the Restated Articles of Incorporation of Effective Management Systems, Inc. [Incorporated by reference to Exhibit
             3.1 of Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     4.2 Loan and Security Agreement, dated November 9, 1992, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     4.3 First Amendment to Loan and Security Agreement, dated April 23, 1993, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.3 to Effective Management Systems, Inc.'s Registration Statement on Forms SB-2 (Registration No. 33-73354)]

     4.4 Second Amendment to Loan and Security Agreement, dated February 8, 1994, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.4 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     4.5 Third Amendment to Loan and Security Agreement, dated May 11, 1995, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 29, 1996]

     4.6 Fourth Amendment to Loan and Security Agreement, dated August 31, 1995, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 29, 1996]

     4.7 Fifth Amendment to Loan and Security Agreement, dated May 31, 1996, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates.

     4.8 Sixth Amendment to Loan and Security Agreement, dated October 31, 1996, by and betwen Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates.

     4.9 Warrant Agreement between Effective Management Systems, Inc. and American Stock Transfer & Trust Company, dated as of September 6, 1995 [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Current Report on Form 8-K, dated September 6, 1995]

     10.1 Business Agreement by and between Digital Equipment Corporation and Effective Management Systems, Inc., effective as of February 8, 1994 [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.2 Addendum to Business Agreement by and between Digital Equipment Corporation and Effective Management Systems, Inc., effective as of February 8, 1994 [Incorporated by reference to Exhibit 10.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.3 Value Added Reseller Agreement by and between Digital Information Systems Corporation and Effective Management Systems, Inc., effective as of November 9, 1992 [Incorporated by reference to Exhibit 10.3 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.4 Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated as of March 4, 1991 [Incorporated by reference to Exhibit 10.4 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.5 Amendment No. 1 to Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated as of October 29, 1991 [Incorporated by reference to
             Exhibit 10.5 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.6 Amendment No. 2 to Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated as of June 11, 1993 [Incorporated by reference to
             Exhibit 10.6 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.7 Software Supplier Agreement, dated August 6, 1994, by and between Effective Management Systems, Inc. and Hewlett Packard Company [Incorporated by reference to Exhibit 10.7 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994]

     10.8 Joint Venture Agreement, dated September 15, 1985, by and between Effective Management Systems, Inc. and Joseph H. Schlanser, Aurinee M. Schansler and Barton R. Benjamin [Incorporated by reference to Exhibit 10.9 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.9 International Marketing Agreement, dated July 5, 1994 by and between Effective Management Systems, Inc., Systems, Inc. and Systems Technology Management Corporation [Incorporated by reference to Exhibit 10.11 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994]

     10.10 Lease by and between Effective Management Systems, Inc. and Milwaukee Park Place Limited Partnership, as amended
             [Incorporated by reference to Exhibit 10.10 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.11* Effective Management Systems, Inc. 1986 Employee's Stock Option Plan [Incorporated by reference to Exhibit 10.11 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.12* Effective Management Systems, Inc. 1993 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1996]

     10.13* Stock Option Agreement by and between Helmut M. Adam and Effective Management Systems, Inc., dated as of December 17, 1993 [Incorporated by reference to Exhibit 10.13 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.14* Stock Option Agreement by and between Scott J. Mermel and Effective Management Systems, Inc., dated as of December 17, 1993 [Incorporated by reference to Exhibit 10.14 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

     10.15* Bonus Arrangement by and between Thomas G. Allen and Effective Management Systems, Inc. [Incorporated by reference to Exhibit
             10.16 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994]

     10.16 IBM Business Partner Agreement between International Business Machines Corporation and Effective Management Systems, Inc., dated as of March 3, 1995 [Incorporated by reference to Exhibit
             10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 1995]

     10.17 Software Reseller Agreement between International Business Machines Corporation and Effective Management Systems, Inc., dated as of September 6, 1995 [Incorporated by reference to
             Exhibit 10.18 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1995]

     21      List of subsidiaries of Effective Management Systems, Inc.

     23      Consent of Ernst & Young, LLP

     27      Financial Data Schedule [EDGAR Version Only]

     99      Proxy Statement for 1997 Annual Meeting Shareholders

             [The Proxy Statement for the 1997 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1997 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on form 10-KSB]

   *  Indicates a management contract or compensatory plan or arrangement.