Form 10-Q
period 1997-02-28
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1997-03-28
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        TO

   Commission file number    0-23438


                       Effective Management Systems, Inc.
              (Exact name of registrant as specified in its charter)

             Wisconsin                                  39-1292200
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                              12000 West Park Place
                              Milwaukee, WI   53224
                    (Address of principal executive offices)


                                   414-359-9800
                        (Registrant's telephone number,
                              including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
    No

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

      Class                      Outstanding as of February 28, 1997

   Common Stock, $.01 par value            4,024,892

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                February 28, 1997


                                      INDEX



   PART 1 - FINANCIAL INFORMATION                                   PAGE

   Item 1    Financial Statements

             Consolidated Balance Sheets at
             February 28, 1997 and November 30, 1996                3

             Consolidated Statements of Income - Three
             Months Ended February 28, 1997 and February 29, 1996   5

             Consolidated Statements of Cash Flows - Three          6
             Months Ended February 28, 1997 and February 29, 1996

             Notes to Consolidated Financial Statements             7


   Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    8


   PART II - OTHER INFORMATION


   Item 6    Exhibits and Reports on Form 8-K                       13

   SIGNATURES                                                       14

   PART I Financial Information
   Item 1 Financial Statements


   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands) (unaudited except for November 30, 1996 amounts)


   ASSETS                                         28-Feb     30-Nov
                                                    1997       1996

   CURRENT ASSETS
      Cash                                         $129       $866
      Investments in available-for-sale
      securities                                    255        505
      Accounts Receivable:
        Trade, less allowance for
           doubtful accounts                     10,183     11,146
        Related Parties                             776        693
      Inventories                                   409        391
      Refundable Income Taxes                       804        159
      Deferred Income Taxes                         175        175
      Prepaid Expenses and Other Current
      Assets                                        362        288
                                                -------    -------
       TOTAL CURRENT ASSETS                      13,093     14,223

   LONG TERM ASSETS
   Computer Software, net                         6,075      5,781
   Investments in and Advances to
     Unconsolidated Joint Ventures                  199        199
   Equipment and Leasehold Improvements,
     net                                          4,134      3,961
   Intangible Assets, net                         2,632      2,690
   Other Assets                                     594        592
                                                -------    -------
       TOTAL LONG TERM ASSETS                    13,634     13,223
                                                -------    -------
   TOTAL ASSETS                                 $26,727    $27,446
                                                =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands, except share data) (unaudited except for November 30, 1996 amounts)


   LIABILITIES AND STOCKHOLDERS' EQUITY           28-Feb     30-Nov
                                                    1997       1996

   CURRENT LIABILITIES
      Accounts Payable                           $1,856     $2,026
      Accrued Liabilities                         1,288      2,846
      Deferred Revenues                           5,004      4,605
      Customer Deposits                             105        109
      Current portion of
        Long-term Obligations                       527        127
                                                -------     ------
       TOTAL CURRENT LIABILITIES                  8,780      9,713

   LONG TERM LIABILITIES
      Deferred Revenue and Other
        Long-term Liabilities                       464        453
      Long-term Obligations                       3,139      2,123
      Deferred Income Taxes                         560        560
                                                -------    -------
       TOTAL LONG TERM LIABILITIES                4,163      3,136

      Commitments and Contingencies                  -          -

   STOCKHOLDERS'  EQUITY
      Preferred Stock, $.01 par value;  authorized
      3,000,000 shares; none issued or outstanding   -          -
      Common Stock,  $.01 par value;
      authorized 20,000,000 shares;
      issued 4,027,517 and 4,011,018
      shares; outstanding 4,024,892
      and 4,008,393 shares                           41         41
      Common Stock Warrants                           4          4
      Additional  Paid- in Capital               11,207     11,137
      Retained Earnings                           2,537      3,420
      Cost of Common Stock in Treasury
         (2,625 shares)                              (5)        (5)
                                                -------    -------
       TOTAL STOCKHOLDERS' EQUITY                13,784     14,597
                                                -------    -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $26,727    $27,446
                                                =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME
   (in thousands, except per share data) (unaudited)

                                                 THREE MONTHS ENDED
                                                  28-Feb     29-Feb
                                                    1997       1996

   NET REVENUES:
     Software license fees                       $4,211     $3,675
     Services                                     4,246      3,617
     Hardware                                     1,018      2,351
                                                 ------     ------
        Total net revenues                       $9,475     $9,643

   COST OF PRODUCTS AND SERVICES
     Software license fees                        1,177        862
     Services                                     3,701      2,736
     Hardware                                       882      1,813
                                                 ------     ------
        Total cost of products and services      $5,760     $5,411

   Selling and marketing expenses                 3,381      3,097
   General and administrative expenses            1,065        833
   Product development expenses                     704        477
                                                 ------     ------
        Total costs and operating expenses      $10,910     $9,818
                                                 ------     ------
   LOSS FROM OPERATIONS                         $(1,435)     $(175)

   Other (Income)/ Expense
     Equity (earnings)/loss of unconsolidated
       joint ventures                                 2         (3)
     Interest (income)                              (15)       (22)
     Interest expense                                75         14
                                                 ------     ------
                                                     62        (11)
                                                 ------     ------
   LOSS BEFORE INCOME TAXES                     $(1,497)     $(164)
   Income Tax Benefit                              (614)       (73)
                                                 ------     ------
      NET LOSS                                    $(883)      $(91)
                                                 ======     ======
   Loss per share                                ($0.22)    ($0.02)

   Weighted average common and
     equivalent shares outstanding                4,025      3,932


   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands) (unaudited)


                                                 THREE MONTHS ENDED
                                                  28-Feb     29-Feb
                                                    1997       1996

   OPERATING ACTIVITIES
       Net Loss                                   ($883)      ($91)
       Adjustments to reconcile net income(loss)
        to net cash provided(used) by operating
        activities:
         Depreciation and amortization              281        275
         Amortization of capitalized computer
           software development costs               644        475
         Equity in earnings of joint ventures         -         (3)
         Goodwill Amortization                       58         67
         Changes in operating assets and
            liabilities:
     Accounts Receivable                            917       (286)
     Inventories and other current assets          (774)      (109)
     Accounts payable and other liabilities        (922)      (665)
                                                 ------     ------
       Total adjustments                            204       (246)
       Net cash used in operating activities       (679)      (337)

   INVESTING ACTIVITIES
         Additions to equipment and leasehold
           improvements                            (454)      (318)
         Proceeds from sale (purchase) of
           securities                               250        263
         Software development costs capitalized    (938)      (770)
         Other                                       (2)       (23)
                                                 ------     ------
       Net cash used in investing activities     (1,144)      (848)

   FINANCING ACTIVITIES
         Proceeds(payments) on long-term debt and
           other notes payable                    1,016      1,124
         Additional paid in capital                  70         17
                                                -------    -------
       Net cash provided(used) by financing
         activities                               1,086      1,141
                                                -------    -------
       Net decrease in cash                       ($737)      ($44)
   Cash-beginning of period                         866        335
   Cash-end of period                               129        291
                                                =======    =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1997
                           (Unaudited) (In Thousands)

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

       In the opinion of management, the information furnished for the three-month periods ended February 28, 1997 and February 29, 1996 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1997. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1996 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.


   Note 2 - Additional Financial Disclosure

   Equipment and leasehold improvements consisted of the following:

                                     2-28-1997    11-30-1996

   Gross                              $8,629         $8,169
   Less:  Accumulated Depreciation   < 4,495>       < 4,208>
                                     -------        -------
   Net                                $4,134         $3,961

   Allowance for doubtful accounts consisted of the following:

                                    2-28-1997     11-30-1996
   Balance                            $  392         $  346

   Provision for doubtful accounts consisted of the following:

                                    2-28-1997     11-30-1996
   Balance                            $   51         $  113

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

   The Company recorded a small decrease in revenues (1.7%) and a net loss of $882,000 for the first quarter of 1997 compared with a net loss of $91,000 for the first quarter of 1996. Revenues were significantly under budgeted levels reflecting both a delay in the finalization of a large contract and a decrease in the anticipated level of new account sales. The increased net loss resulted mainly from the expense of building the infrastructure necessary to support higher levels of revenues which did not materialize. These expenses related to strategic investments in product development and field service infrastructure. Management believes these strategic investments have the potential to positively enhance future revenues and profitability.

   Results of Operations

   Total Revenues

   Net revenues decreased to $9,475,000 for the three months ended February 28, 1997, which was a decrease of 1.7% from the $9,643,000 for the same quarter in the previous year. The decline in revenues was attributable to a delay in the finalization of a large contract, a decrease in the level of new account sales and a decrease in hardware revenues.

   The mix of revenues comparing software, services, and hardware revenues as a percentage of total revenues improved to 44.4%, 44.8%, and 10.8%, respectively, in the first quarter of 1997 as compared with 38.1%, 37.5%, and 24.4%, respectively, in the first quarter of 1996. International revenues represented less than 10% of total revenues for all periods presented.

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

   Software License Fees

   Software license fees are customer charges for the right to use the Company's software products. Software license fees increased 14.6% to $4,211,000 in the first quarter of 1997 from $3,675,000 in the first quarter of 1996. The increase in software license fees was attributable to increased levels of sales activity. Between February 29, 1996 and February 28, 1997, the Company added 14 sales and marketing personnel through new hiring. The Company also continued its strategic plan to undertake efforts to incorporate new technologies into its products and to integrate certain products into its product lines from its acquisition of Intercim Corporation in fiscal 1995. These activities are intended to be completed at various times in the future, and management believes that the successful completion of these efforts will ultimately provide the Company with significant competitive differentiation and advantage.

   Service Revenues

   The Company offers a number of optional services to its customers including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 17.4% to $4,246,000 for the three months ended February 28, 1997 from $3,617,000 for the same period of the prior year. The increase in service revenues was mainly the result of new customers, as well as requirements of the established customer base.

   Hardware Revenues

   Hardware revenues decreased 56.7% to $1,018,000 in the first quarter of
   1997 compared with $2,351,000 for the corresponding period of 1996.   The
   decrease was due to increased sales of software on platforms for which the Company does not supply hardware and a higher percentage of sales to established customers for which hardware was sold in a prior period. Hardware revenues are generally impacted by three major influences.
   First, and most significant, management has decided to focus its efforts on sales of higher margin software and services. The Company offers its software on a "software only basis" (no hardware) for those customers who already have hardware or who may wish to purchase it from other vendors. Second, as the volume of business grows, hardware revenues can increase correspondingly. Finally, hardware revenues are related to the number of hardware manufacturers represented at any one time by the Company. These three factors in combination can work to increase or decrease hardware revenues in any given period. To date, however, they have generally resulted in a long-term decline in hardware sales as a percentage of total revenue.

   Cost of Software License Fees

   The cost of software license fees as a percentage of related revenue was 28.0% for the first quarter of 1997, an increase from 23.5% for the corresponding period of 1996. Cost of software license fees is composed of both amortization of past investment in software development and the costs associated with third party software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues. Software amortization accounted for an increase of 2.3% in the cost of software license fees as a percent of software license fee revenues for the periods shown. The cost of software license fees is also dependent on the level of revenues from third party-supplied software and the associated costs. In the first quarter of 1997, the costs associated with third party-supplied software increased by 29.5% over the first quarter of 1996.

   Cost of Services

   The cost of services as a percentage of related revenue increased to 87.2% for the three months ended February 28, 1997 as compared with 75.6% for the same quarter in the previous year. The increase was mainly due to reduced growth in new account business, the startup and training costs associated with newly hired personnel, and additional costs related to the building of a service infrastructure ($105,000 year to date or 2.5% of service revenues) for both ongoing business growth and the establishment of new third party selling relationships. The Company hired a net of 30 new service personnel between February 29, 1996 and February 28,1997. The service infrastructure costs include investments to strengthen the support of national and international third party suppliers of service in conjunction with the continued expansion of distribution channels.

   Cost of Hardware

   The cost of hardware as a percentage of related revenue increased from 77.1% in the first quarter of 1996 to 86.6% in the first quarter of 1997. The cost of hardware as a percentage of related revenue varies with the size of the system, the manufacturer of the equipment, and the competitive pressure of the customer sale. Additionally, the cost of hardware as a percentage of hardware revenues can vary due to the amount of lower margin sales (cost plus 11%) to joint ventures, which were $189,000 and $370,000 in the first quarter of 1997 and 1996, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses increased $284,000 or 9.2% from $3,097,000 in the first quarter of 1996 to $3,381,000 in the first quarter of 1997. Between February 29, 1996 and February 28,1997, the Company added a net of
   14 sales and marketing personnel through new hiring.   The increases in
   sales and marketing expenses corresponded to growth in software license fees.

   General and Administrative Expenses

   General and administrative expenses increased $227,000 or 27.9%, from $833,000 in the first quarter of 1996 to $1,065,000 in first quarter of 1997. The increase was mainly due to rising expenses for both telephone ($106,000) and compensation ($44,000). As a percentage of total revenues, general and administrative expenses were 11.2% and 8.6% in the first quarter of 1997 and 1996, respectively. The Company also provides office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc., an affiliated entity. The amounts received by the Company for these items were $46,000 in the first quarter of 1997, as compared with $82,000 in the first quarter of 1996. Amounts received from EMS Solutions, Inc. are recorded as a reduction of general and administrative expenses.

   Product Development Expense

   Product development expense increased 47.6% from $477,000 in the first quarter of 1996 to $704,000 in the first quarter of 1997. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $938,000 in the first quarter of 1997 compared to $770,000 in the first quarter of 1996. As a percent of software license fees, the total amount invested in software development was 39.0% and 33.9% in the first quarter of 1997 and 1996, respectively. This increase was focused mainly on the incorporation of various new technologies into the Company's software products. Management expects to continue the level of investment in product development at or slightly above the levels recorded in the first quarter of 1997.

   Other Income\Expense-Net

   Other income\expense-net was $11,000 of income for the first quarter of 1996 compared to $62,000 of expense for the first quarter of 1997. This decrease was mainly the result of a reduction in interest income and an increase in interest expense as a result of increased borrowings under the Company's bank line of credit.

   Income Tax

   The effective income tax rate provided a benefit of 41.0% for the first quarter of 1997 compared to a benefit of 44.5% for the first quarter of 1996. The change in the effective rate was mainly the result of investments in tax-exempt securities.

   Liquidity and Capital Resources

   At February 28, 1997, the Company had cash and marketable securities aggregating $384,000, including $255,000 of available-for-sale securities. During the first quarter of 1997, the Company's operating activities used $679,000 of cash compared to $337,000 of cash for the same period of the prior year.

   Investing activities used cash of $1,144,000 in the first quarter of 1997 compared to $848,000 of cash in the first quarter of 1996. The principal uses of the cash in the first quarter of 1997 included $938,000 for capitalized product development and $454,000 for purchases of equipment and furniture. The principal uses of the cash in the first quarter of 1996 included $770,000 for capitalized product development and $318,000 for purchases of equipment and furniture. Management expects a decrease in the current level of capital expenditures in conjunction with the anticipated lower level of new employee hires.

   Financing activities provided $1,086,000 of cash in the first quarter of 1997 compared with $1,141,000 in the first quarter of 1996. The cash provided in 1997 reflected borrowings under the Company's bank line of credit. As of February 28, 1997, the Company had $2,100,000 available under its $5,000,000 line of credit which is based on the level of the eligible accounts receivable.

   The Company believes its cash flows from operations, funds available under its line of credit, funds available from investment securities and, if needed, other capital financing will be adequate to finance capital expenditures and working capital requirements for at least the next twelve months.

   Part II - Other Information


   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits

                (27.0)  Financial Data Schedule [EDGAR version only]

             (b) Reports on Form 8-K

                None

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EFFECTIVE MANAGEMENT SYSTEMS, INC.


                            /S/ MICHAEL D. DUNHAM
   March 26, 1997           Michael D. Dunham
                            President (principal executive officer)


                            /S/ JEFFREY J. FOSSUM
                            Jeffrey J. Fossum
                            Chief Financial Officer and Assistant Treasurer (principal financial and accounting officer)

                                INDEX TO EXHIBITS




   Exhibit No.              Exhibit Description


        27.            Financial Data Schedule [EDGAR version only]