Form 10-Q
period 1997-05-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1997-07-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997.

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSISTION            TO

   Commission file number 0-23438

                       Effective Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

             Wisconsin                                    39-1292200
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                              12000 West Park Place
                                 Milwaukee, WI 53224
                    (Address of principal executive offices,
                               including Zip Code)


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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

      Class                                Outstanding as of May 31, 1997

      Common Stock, $.01 par value         4,054,783

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                  May 31, 1997


                                      INDEX

   PART 1 - FINANCIAL INFORMATION                        PAGE

   Item 1    Financial Statements

             Consolidated Balance Sheets at
             May 31, 1997 and November 30, 1996            3

             Consolidated Statements of Income - Three
             and Six Months Ended May 31, 1997 and
             May 31, 1996                                  5

             Consolidated Statements of Cash Flows - Six   6
             Months Ended May 31, 1997 and May 31, 1996

             Notes to Consolidated Financial Statements    7


   Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                    8




   PART II - OTHER INFORMATION

   Item 4    Submission of Matters to a Vote of Security
             Holders                                       14


   Item 6    Exhibits and Reports on Form 8-K              14



   SIGNATURES                                              15

   PART I Financial Information
   Item 1 Financial Statements


   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands) (unaudited except for November 30, 1996 amounts)

   ASSETS                                        31-May          30-Nov
                                                  1997            1996

   CURRENT ASSETS
      Cash                                        $278            $866
      Investments in available-for-sale
        securities                                   1             505
      Accounts Receivable:
        Trade, less allowance for
        doubtful accounts                       10,000          11,146
        Related Parties                            830             693
      Inventories                                  248             391
      Refundable Income Taxes                        0             159
      Deferred Income Taxes                      1,247             175
      Prepaid Expenses and Other
        Current Assets                             347             288
                                                ------         -------
          TOTAL CURRENT ASSETS                  12,951          14,223

   LONG TERM ASSETS
   Computer Software, net                        6,595           5,781
   Investments in and Advances to
     Unconsolidated Joint Ventures                 199             199
   Equipment and Leasehold
    Improvements, net                            4,260           3,961
   Intangible Assets, net                        2,576           2,690
   Other Assets                                    616             592
                                                ------         -------
          TOTAL LONG TERM ASSETS                14,246          13,223
                                                ------         -------
   TOTAL ASSETS                                $27,197         $27,446
                                                ======          ======

   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands, except share data) (unaudited except for November 30, 1996 amounts)


   LIABILITIES AND STOCKHOLDERS' EQUITY          31-May          30-Nov
                                                 1997            1996

   CURRENT LIABILITIES
      Accounts Payable                          $1,347         $2,026
      Accrued Liabilities                        1,600          2,846
      Deferred Revenues                          4,953          4,605
      Customer Deposits                            177            109
      Current portion of
        Long-term Obligations                      128            127
                                               -------        -------
             TOTAL CURRENT LIABILITIES           8,205          9,713

   LONG TERM LIABILITIES
      Deferred Revenue and Other
        Long-term Liabilities                      442            453
      Long-term Obligations                      4,577          2,123
      Deferred Income Taxes                        560            560
                                               -------        -------
             TOTAL LONG TERM LIABILITIES         5,579          3,136

      Commitments and Contingencies                  -              -

   STOCKHOLDERS' EQUITY
      Preferred Stock, $.01 par value;
        authorized 3,000,000 shares; none
        issued or outstanding                        -              -
      Common Stock,  $.01 par value;
        authorized 20,000,000 shares; issued
        4,067,408 and 4,011,018 shares;
        outstanding 4,054,783 and 4,008,393
        shares                                      41             41
      Common Stock Warrants                          4              4
      Additional Paid-in Capital                11,274         11,137
      Retained Earnings                          2,154          3,420
      Cost of Common Stock in Treasury
        (12,625 shares)                            (60)            (5)
                                               -------        -------
             TOTAL STOCKHOLDERS' EQUITY         13,413         14,597
                                               -------        -------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                     $27,197        $27,446
                                                ======         ======

   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME
   (in thousands, except per share data) (unaudited)


                              THREE MONTHS ENDED     SIX MONTHS ENDED
                               31-May    31-May      31-May    31-May
                                1997      1996        1997      1996

   NET REVENUES:
     Software license fees      $5,317    $4,255      $9,528    $7,930
     Services                    4,020     3,780       8,266     7,397
     Hardware                    1,045     1,668       2,063     4,019
                               -------   -------     -------   -------
        Total net revenues     $10,382    $9,703     $19,857   $19,346

   COST OF PRODUCTS AND
    SERVICES
     Software license fees       1,485       803       2,662     1,665
     Services                    3,496     2,915       7,197     5,651
     Hardware                      724     1,275       1,606     3,088
                               -------   -------     -------   -------
        Total cost of
        products and
        services                $5,705    $4,993     $11,465   $10,404

   Selling and marketing
    expenses                     3,463     3,417       6,844     6,514
   General and
    administrative expenses      1,297       961       2,362     1,794
   Product development expenses    492       490       1,196       967
                               -------   -------     -------   -------
        Total costs and
        operating expenses     $10,957    $9,861     $21,867   $19,679
                               -------   -------     -------   -------
   LOSS FROM OPERATIONS          $(575)    $(158)    $(2,010)    $(333)

   Other (Income)/Expense
     Equity (earnings)/loss of
     unconsolidated joint
     ventures                       (4)        0          (2)       (3)
    Interest (income)              (13)      (28)        (28)      (50)
     Interest expense               92        23         167        37
                               -------   -------     -------   -------
                                    75        (5)        137       (16)
                               -------   -------     -------   -------
   LOSS BEFORE INCOME TAXES      $(650)    $(153)    $(2,147)    $(317)
   Income Tax Benefit             (269)      (66)       (883)     (139)
                               -------   -------     -------   -------
      NET LOSS                   $(381)     $(87)    $(1,264)    $(178)
                               =======   =======     =======   =======
   Loss per share               ($0.09)   ($0.02)     ($0.31)   ($0.05)
   Weighted average common
    and equivalent shares
    outstanding                  4,041     3,950       4,031     3,941


   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands) (unaudited)

                                                  SIX MONTHS ENDED
                                                   31-May   31-May
                                                    1997     1996

   OPERATING ACTIVITIES
     Net Loss                                     ($1,264)   ($178)
     Adjustments to reconcile net
        income(loss) to net cash
        provided(used) by operating
        activities:
       Depreciation and amortization                  570      551
       Amortization of capitalized computer
        software development costs                  1,348      943
       Equity in earnings of joint ventures            -        -
       Goodwill Amortization                          113      133
       Changes in operating assets and
       liabilities:
       Accounts Receivable                          1,112      754
       Inventories and other current
        assets                                       (661)      97
       Accounts payable and other
        liabilities                                (1,792)  (1,531)
                                                   ------   ------
     Total adjustments                                690      947
     Net cash provided by(used in) in
      operating activities                           (574)     769

   INVESTING ACTIVITIES
       Additions to equipment and leasehold
       improvements                                  (870)    (634)
       Proceeds from sale (purchase) of
       securities                                     504     (237)
       Software development costs capitalized      (2,162)  (1,617)
       Other                                          (23)     (35)
                                                   ------   ------
     Net cash used in investing activities         (2,551)  (2,523)

   FINANCING ACTIVITIES
       Proceeds on long-term debt and other
       notes payable                                2,455    1,594
       Additional paid in capital                      82      (34)
                                                   ------   ------
     Net cash provided by financing
     activities                                     2,537    1,560
                                                   ------   ------
     Net decrease in cash                           ($588)   ($194)
   Cash-beginning of period                           866      335
   Cash-end of period                                 278      141
                                                   ======   ======

   The accompanying notes are an integral part of these consolidated financial statements.

                   EFFECTIVE MANAGEMENT SYSTEMS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1997
                       (Unaudited) (In Thousands)

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

        In the opinion of management, the information furnished for the three-month and six-month periods ended May 31, 1997 and May 31, 1996 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of the operations for the interim periods. The results of operation for the three-month and six-month periods ended May 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1997. It is suggested that the interim financial statements to read in conjunction with the audited consolidated financial statements for the year ended November 30, 1996 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

   Note 2 - Additional Financial Disclosure

   Equipment and leasehold improvements consisted of the following:

                                           5-31-97        11-30-96

   Gross                                   $9,044         $8,169
   Less:  Accumulated Depreciation         <4,784>        <4,208>
                                           ------         ------
   Net                                     $4,260         $3,961

   Allowance for doubtful accounts consisted of the following:

                                           5-31-97        11-30-96
   Balance                                 $380           $346

   Provision for doubtful accounts consisted of the following:

                                           5/31/97        11/30/96
   Balance                                 $45            $113

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Overview

   The Company recorded an increase in total revenues (7.0%) and a net loss of $381,000 for the second quarter of 1997 compared with a net loss of $87,000 for the second quarter of 1996. Overall revenues were under budgeted levels reflecting both a delay in the release of a new version of the Company's software product and a corresponding decrease in the anticipated level of new account sales. Software revenues increased by 25.0% over the comparable quarter of 1996 reflecting a growing customer interest in the Company's products. For the first half of fiscal 1997, the Company recorded an increase in total revenues (2.6%) and a net loss of $1,264,000 compared with a net loss of $178,000 for the first half of fiscal 1996. In addition to the reasons for the revenue shortfall mentioned above, revenues also reflect a continued delay in the finalization of a large contract. Although the Company currently expects such contract to be finalized, to date it has been unsuccessful in completing the sale. The increased net loss for all periods presented resulted mainly from the expense of building the infrastructure necessary to support higher levels of revenues which did not materialize. These expenses related to strategic investments in product development and field service infrastructure, which were related to personnel costs which the Company views as fixed in nature.

    In light of the losses incurred in recent quarters, the Company has reallocated various oversight responsibilities among the members of its management team. One of the primary goals of this action is to increase the speed at which new technological developments are incorporated into the Company's software products. Management is prepared to consider additional actions if the Company's financial performance does not show near-term improvement.


   Results of Operations

   Total Revenues


   Net revenues increased to $10,382,000 for the three months ended May 31, 1997, which was an increase of 7.0% from the $9,703,000 for the same quarter in the previous year. The mix of revenues comparing software, services, and hardware revenues as a percentage of total revenues improved to 51.2%, 38.7%, and 10.1%, respectively, in the second quarter of 1997 as compared with 43.9%, 39.0%, and 17.1% , respectively, in the second quarter of 1996. The overall increase in revenues for the three months ended May 31, 1997, was attributable to a $1,062,000 increase in the level of relatively high margin software revenues, and a $623,000 decrease in relatively low margin hardware revenues.

   Net revenues increased to $19,857,000 for the first half of 1997, which was a increase of 2.6% from the $19,346,000 for the same period in the
   previous year.    The increase in revenues was attributable to a
   $1,598,000 increase in the level of high margin software revenues, and a $1,956,000 decrease in low margin hardware revenues. The mix of revenues comparing software, services, and hardware revenues as a percentage of total revenues improved to 48.0%, 41.6%, and 10.4%, respectively, in the first half of 1997 as compared with 41.0%, 38.2%, and 20.8% , respectively, in the first half of 1996.

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



   Software License Fees

   Software license fees are customer charges for the right to use the Company's software products. Software license fees increased 25.0% to $5,317,000 in the second quarter of 1997 from $4,255,000 in the second quarter of 1996. Software license fees increased 20.2% to $9,528,000 in
   the first half of 1997 from $7,930,000 in the first half of 1996.    The
   increase in software license fees was attributable to higher software sales per system unit of product sold. The Company also continued its strategic plan to undertake efforts to incorporate new technologies into its products and to integrate certain products into its product lines from its acquisition of Intercim Corporation in fiscal 1995. These activities are intended to be completed at various times in the future, and management believes that the successful completion of these efforts will ultimately provide the Company with significant competitive differentiation and advantage.


   Service Revenues

   The Company offers a number of optional services to its customers including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 6.4% to $4,020,000 for the three months ended May 31, 1997 from $3,780,000 for the same period of the prior year. Service revenues increased 11.8% to $8,266,000 for the six months ended May 31, 1997 from $7,397,000 for the same period of the prior year. The increase in service revenues was mainly the result of new customers, as well as requirements of the established customer base.


   Hardware Revenues

   Hardware revenues decreased 37.4% to $1,045,000 in the second quarter of 1997 compared with $1,668,000 for the corresponding period of 1996. Hardware revenues decreased 48.7% to $2,063,000 in the first half of 1997
   compared with $4,019,000  for the corresponding period of 1996.   The
   decrease was due to increased sales of software on platforms for which the Company does not supply hardware and a higher percentage of sales to established customers for which hardware was sold in a prior period. Hardware revenues are generally impacted by three major influences.
   First, and most significant, management has decided to focus its efforts on sales of higher margin software and services. The Company offers its software on a "software only basis" (no hardware) for those customers who already have hardware or who may wish to purchase it from other vendors. Second, as the volume of business grows, hardware revenues can increase correspondingly. Finally, hardware revenues are related to the number of hardware manufacturers represented at any one time by the Company. These three factors in combination can work to increase or decrease hardware revenues in any given period. To date, however, they have generally resulted in a long-term decline in hardware sales as a percentage of total revenue.


   Cost of Software License Fees

   The cost of software license fees as a percentage of related revenue was 27.9% for the second quarter of 1997, an increase from 18.9% for the corresponding period of 1996. The cost of software license fees as a percentage of related revenue was 27.9% for the first half of 1997, an increase from 21.0% for the corresponding period of 1996. Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues. Due to this relationship, software amortization accounted for an increase of 2.3% and 2.2% in the cost of software license fees as a percent of software license fee revenues for the second quarter and first half of 1997, respectively. Software amortization will cause the cost of software license fees as a percentage of related revenue to increase in future fiscal periods as the Company continues to increase its investment in capitalized product development. The cost of software license fees is also dependent on the level of third party costs associated with certain software revenues and include such items as purchased licenses and other components. The remaining increases in the cost of software license fees as a percentage of related revenue was due to these third party costs.



   Cost of Services

   The cost of services as a percentage of related revenue increased to 87.0% for the three months ended May 31, 1997 as compared with 77.1% for the same quarter in the previous year. The cost of services as a percentage of related revenue increased to 87.1% for the six months ended May 31, 1997 as compared with 76.4% for the same period in the previous year. The increase was mainly due to reduced growth in new account business, the startup and training costs associated with newly hired personnel, allocation of resources to perform warranty work, and additional costs related to the building of a service infrastructure ($86,000 additional for the second quarter of 1997 and $191,000 additional for the first half of 1997) for both ongoing business growth and the establishment of new
   third party selling relationships.  The Company hired a net of   8 new
   service personnel between May 31, 1996 and May 31,1997, most which related to the building of the service infrastructure and additional field service personnel for the Intercim division products. The service infrastructure costs include investments to strengthen the support of national and international third party suppliers of service in conjunction with the continued expansion of distribution channels.

   Cost of Hardware

   The cost of hardware as a percentage of related revenue decreased from 76.4% in the second quarter of 1996 to 69.3% in the second quarter of 1997. The cost of hardware as a percentage of related revenue increased from 76.8% in the first half of 1996 to 77.9% in the first half of 1997. The cost of hardware as a percentage of related revenue varies with the size of the system, the manufacturer of the equipment, and the competitive
   pressure of the customer sale.   Additionally, the cost of hardware as a
   percentage of hardware revenues can vary due to the amount of lower margin sales (cost plus 11%) to the Company's joint ventures, which were $205,000 and $443,000 in the second quarter of 1997 and 1996, respectively, and which were $395,000 and $812,000 in the first half of 1997 and 1996, respectively.


   Selling and Marketing Expenses

   Selling and marketing expenses increased $46,000 or 1.4% from $3,417,000 in the second quarter of 1996 to $3,463,000 in the second quarter of 1997. Selling and marketing expenses increased $330,000 or 5.1% from $6,514,000 in the first half of 1996 to $6,844,000 in the first half of 1997. The growth in selling and marketing expenses was at a slower pace than the growth in software license fees, mainly as a result of higher software sales per system unit of product sold.


   General and Administrative Expenses

   General and administrative expenses increased $336,000 or 35.0%, from $961,000 in the second quarter of 1996 to $1,297,000 in the second quarter of 1997. General and administrative expenses increased $568,000 or 31.7%, from $1,794,000 in the first half of 1996 to $2,362,000 in the first half of 1997. The increase was mainly due to rising expenses for both telephone ($69,000, $175,000), reclassification of the salary and expenses of the general manager of the Intercim division from sales to general expense ($54,000, $116,000), and costs for internal systems support ($71,000, $91,000) in the second quarter and first half of 1997 as compared to the second quarter and first half of 1996, respectively. As a percentage of total revenues, general and administrative expenses were
   12.5% and 9.9% in the second quarter of 1997 and 1996, respectively,   as
   compared with 11.9% and 9.3% in the first half of 1997 and 1996, respectively. The Company also provides office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc., an affiliated entity. The amounts received by the Company for these items were $45,000 in the second quarter of 1997, as compared with $56,000 in the second quarter of 1996 and were $91,000 in the first half of 1997, as compared with $138,000 in the first half of 1996. Amounts received from EMS Solutions, Inc. are recorded as a reduction of general and administrative expenses.


   Product Development Expense

   Product development expense increased only marginally from $490,000 in the second quarter of 1996 to $492,000 in the second quarter of 1997. Product development expense increased 23.7% from $967,000 in the first half of 1996 to $1,196,000 in the first half of 1997. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $1,224,000 of product development costs in the second quarter of 1997 compared to $847,000 in the second quarter of 1996 and $2,162,000 in the first half of 1997 compared to 1,617,000 in the first half of 1996. As a percent of software license fees, the total amount invested in software development was 32.3% and 31.4% in the second quarter of 1997 and 1996, respectively, and was 35.2% and 32.6% in the first half of 1997 and 1996, respectively. This increase was focused mainly on the incorporation of various new technologies into the Company's software products. Effective during the third quarter of 1997, the Company will reassign two of its key managers in order to improve both the time-to-market and the quality of its products. Subject to improved financial performance, management expects to continue the level of investment in product development at or slightly above the levels recorded in the first half of 1997.


   Other Income\Expense-Net

   Other income\expense-net was $5,000 of income for the second quarter of 1996 compared to $75,000 of expense for the second quarter of 1997. Other income\expense-net was $16,000 of income for the first half of 1996 compared to $137,000 of expense for the first half of 1997. This decrease was mainly the result of a reduction in interest income and an increase in interest expense as a result of increased borrowings under the Company's bank line of credit.

   Income Tax

   The effective income tax rate provided a benefit of 41.4% for the second quarter of 1997 compared to a benefit of 43.1% for the second quarter of 1996. The effective income tax rate provided a benefit of 41.1% for the first half of 1997 compared to a benefit of 43.8% for the first half of
   1996.   The change in the effective rate was mainly the result of
   investments in tax-exempt securities.


   Liquidity and Capital Resources


   At May 31, 1997, the Company had cash and marketable securities aggregating $279,000. During the first half of 1997, the Company's operating activities used $574,000 of cash compared to providing $769,000 of cash for the same period of the prior year. This increase in the use of cash was mainly attributable to the Company's operating losses.

   Investing activities used cash of $2,551,000 in the first half of 1997 compared to $2,523,000 of cash in the first half of 1996. The principal uses of the cash in the first half of 1997 included $2,162,000 for capitalized product development and $870,000 for purchases of equipment and furniture. The principal uses of the cash in the first half of 1996 included $1,617,000 for capitalized product development and $634,000 for
   purchases of equipment and furniture.   Management expects a decrease in
   the current level of capital expenditures in conjunction with the anticipated lower level of new employee hires.

   Financing activities provided $2,537,000 of cash in the first half of 1997 compared with $1,560,000 in the first half of 1996. The cash provided in 1997 reflected borrowings under the Company's bank line of credit. As of May 31, 1997, the Company had both $628,000 available under its $5,000,000 line of credit, which is based on the level of the eligible accounts receivable, and $500,000 available under a temporary extension to that line of credit.

   During fiscal 1997, the Company has entered into several amendments to its bank line of credit to remain in compliance with certain financial covenants. In the event that the Company's performance does not improve in the near term, the Company will need to secure additional amendments and\or alternative sources of financing. Although management believes that additional amendments and\or alternative financing can be obtained, no assurance can be given that either additional financing or covenant relief will be available to the Company on acceptable terms.

   PART II - OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on April 30, 1997, Thomas M. Dykstra was elected as a director of the Company for a term expiring at the annual meeting in 2000. The following table sets forth certain information with respect to Mr. Dykstra's election as a director at the annual meeting:

   Name of Nominee              Shares Voted For          Shares Withholding
                                                               Authority

   Thomas M. Dykstra                3,806,878                    5,827

        The following table sets forth the other directors of the Company whose terms of office continued after the 1997 annual meeting:

        Name of Director                          Term Expires

        Helmut M. Adam                               1998

        Michael D. Dunham                            1998

        Scott J. Mermel                              1999

        Robert E. Weisenberg                         1999

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (4.1) Seventh Amendment to Loan and Security Agreement, dated February 27, 1997, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates.

             (4.2) Eighth Amendment to Loan and Credit Agreement, dated July 11, 1997, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates.

             (10.1) Distributor Agreement with Pioneer  Standard
                    Electronics, Inc.

             (27)   Financial Data Schedule [EDGAR version only]

             (99) Press release - dated May 29, 1997 - relating to the strategic alliance between Effective Management Systems, Inc. and International Business Machines.


        (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated March 6, 1997, reporting under Item 5 a delay in the finalization of a significant contract.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EFFECTIVE MANAGEMENT SYSTEMS, INC.




   July 14, 1997              By: /s/ MICHAEL D. DUNHAM
                                 Michael D. Dunham
                                 President (principal executive officer)



                              By: /s/ JEFFREY J. FOSSUM
                                 Jeffrey J. Fossum
                                 Chief Financial Officer and Assistant
                                 Treasurer (principal financial and
                                 accounting officer)

                                  EXHIBIT INDEX


   Exhibit No.   Description

   (4.1) Seventh Amendment to Loan and Security Agreement, dated February 27, 1997, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates.

   (4.2)     Eighth Amendment to Loan and Credit Agreement, dated
             July 11, 1997, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates.

   (10.1)    Distributor Agreement with Pioneer  Standard Electronics, Inc.

   (27)      Financial Data Schedule [EDGAR version only]

   (99) Press release - dated May 29, 1997 - relating to the strategic alliance between Effective Management Systems, Inc. and International Business Machines.