Form 10-Q
period 1997-08-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1997-10-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997.
                                       OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO __________

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

   Class                         Outstanding as of August 31, 1997

   Common Stock, $.01 par value       4,054,783

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                 August 31, 1997


                                      INDEX



   PART 1 - FINANCIAL INFORMATION                                      PAGE

   Item 1       Financial Statements

                Consolidated Balance Sheets at
                August 31, 1997 and November 30, 1996                    3

                Consolidated Statements of Income - Three and Nine
                Months Ended August 31, 1997 and August 31, 1996         5

                Consolidated Statements of Cash Flows - Nine             6
                Months Ended August 31, 1997 and August 31, 1996

                Notes to Consolidated Financial Statements               7


   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8


   PART II - OTHER INFORMATION


   Item 6       Exhibits and Reports on Form 8-K                        15



   SIGNATURES                                                           16

    PART I Financial Information
    Item 1 Financial Statements


    EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS
    (in thousands) (unaudited except for November 30, 1996 amounts)

    ASSETS                                            31-Aug        30-Nov
                                                        1997          1996

    CURRENT ASSETS

    Cash                                               $406          $866
       Investments in available-for-sale
         securities                                       1           505
       Accounts Receivable:
         Trade, less allowance for
            doubtful accounts                         9,875        11,146
         Related Parties                                796           693
       Inventories                                      380           391
       Refundable Income Taxes                           -            159
       Deferred Income Taxes                          1,257           175
       Prepaid Expenses and Other Current
         Assets                                         414           288
                                                   --------      --------
            TOTAL CURRENT ASSETS                     13,129        14,223

    LONG TERM ASSETS
    Computer Software, net                            6,911         5,781
    Investments in and Advances to
    Unconsolidated Joint Ventures                       260           199
    Equipment and Leasehold Improvements, net         4,201         3,961
    Intangible Assets, net                            2,520         2,690
    Other Assets                                        629           592
                                                   --------      --------
            TOTAL LONG TERM ASSETS                   14,521        13,223
                                                   --------      --------
    TOTAL ASSETS                                    $27,650       $27,446
                                                   ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.

    EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS
    (in thousands, except share data) (unaudited except for November 30, 1996 amounts)


    LIABILITIES AND STOCKHOLDERS' EQUITY                 31-Aug        30-Nov
                                                           1997          1996

    CURRENT LIABILITIES
       Accounts Payable                                 $1,359        $2,026
       Accrued Liabilities                               2,028         2,846
       Deferred Revenues                                 5,005         4,605
       Customer Deposits                                   199           109
       Current portion of
         Long-term Obligations                           5,550           127
                                                      --------       -------
            TOTAL CURRENT LIABILITIES                   14,141         9,713

    LONG TERM LIABILITIES
       Deferred Revenue and Other
       Long-term Liabilities                               360           453
       Long-term Obligations                               168         2,123
       Deferred Income Taxes                               560           560
                                                       -------       -------
            TOTAL LONG TERM LIABILITIES                  1,088         3,136

       Commitments and Contingencies                         -             -

    STOCKHOLDERS'  EQUITY
       Preferred Stock, $.01 par value;  authorized
       3,000,000 shares; none issued or
       outstanding                                           -             -
       Common Stock, $.01 par value; authorized
       20,000,000 shares; issued 4,067,408 and
       4,011,018 shares; outstanding 4,054,783
       and 4,008,393 shares                                 41            41
       Common Stock Warrants                                 4             4
       Additional Paid-in Capital                       11,327        11,137
       Retained Earnings                                 1,109         3,420
       Cost of Common Stock in Treasury(12,625
       shares)                                             (60)           (5)
                                                       -------       -------
            TOTAL STOCKHOLDERS' EQUITY                  12,421        14,597
                                                       -------       -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $27,650       $27,446
                                                       =======       =======

    The accompanying notes are an integral part of these consolidated financial statements.


    EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME
    (in thousands, except per share data) (unaudited)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 31-Aug        31-Aug       31-Aug        31-Aug
                                                   1997          1996         1997          1996

    NET REVENUES:
      Software license fees                  $   4,963    $    4,040   $   14,491   $    11,970
      Services                                   4,095         3,755       12,361        11,152
      Hardware                                     624         1,278        2,687         5,297
                                               -------       -------      -------       -------
            Total net revenues               $   9,682    $    9,073   $   29,539   $    28,419

    COST OF PRODUCTS AND SERVICES
      Software license fees                      1,321           922        3,983         2,587
      Services                                   3,387         3,017       10,584         8,668
      Hardware                                     468           844        2,074         3,932
                                               -------       -------      -------       -------
        Total cost of products
          and services                       $   5,176    $    4,783   $   16,641   $    15,187

    Selling and marketing expenses               4,259         3,311       11,103         9,825
    General and administrative expenses            631           942        2,993         2,736
    Product development expenses                   621           580        1,817         1,547
                                               -------       -------      -------       -------
        Total costs and operating
          expenses                           $  10,687    $    9,616   $   32,554   $    29,295
                                               -------       -------      -------       -------

    LOSS FROM OPERATIONS                     $  (1,005)   $     (543)  $   (3,015)  $      (876)

    Other (Income)/ Expense
      Equity in earnings of
        unconsolidated joint ventures              (55)            0          (57)           (3)
      Interest (income)                            (13)          (22)         (41)          (72)
      Interest expense                             107            45          274            82
                                               -------       -------      -------       -------
                                                    39            23          176             7
                                               -------       -------      -------       -------
    LOSS BEFORE INCOME TAXES                 $  (1,044)   $     (566)  $   (3,191)  $      (883)
    Income Tax Benefit                               -          (233)        (883)         (372)
                                               -------       -------      -------       -------
       NET LOSS                              $  (1,044)   $     (333)  $   (2,308)  $      (511)
                                               =======       =======      =======       =======
    Loss per share                              ($0.26)       ($0.08)      ($0.57)       ($0.13)

    Weighted average common                      4,054         3,973        4,038         3,952
      shares outstanding





    The accompanying notes are an integral part of these consolidated financial statements.

    EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (in thousands) (unaudited)

                                                     NINE MONTHS ENDED
                                                    31-Aug        31-Aug
                                                     1997          1996

    OPERATING ACTIVITIES
        Net Loss                                    ($2,308)        ($511)
        Adjustments to reconcile net
         income(loss) to net cash
         provided(used) by operating
         activities:
          Depreciation and amortization                 862         1,010
          Amortization of capitalized computer
           software development costs                 2,077         1,407
          Equity in earnings of joint
           ventures                                       -             -
          Goodwill Amortization                         170             -
          Changes in operating assets and
           liabilities:
          Accounts Receivable                         1,226            38
          Inventories and other current
            assets                                   (1,266)         (353)
          Accounts payable and other
            liabilities                              (1,821)       (1,431)
                                                   --------       -------
        Total adjustments                             1,248           671
        Net cash provided by(used in) in
         operating activities                          (160)          160

    INVESTING ACTIVITIES
          Additions to equipment and leasehold
           improvements                              (1,101)       (1,056)
          Proceeds from sale of securities              504           253
          Software development costs
           capitalized                               (3,207)       (2,431)
          Other                                         (97)           (9)
                                                    -------       -------
        Net cash used in investing
         activities                                  (3,901)       (3,243)

    FINANCING ACTIVITIES
          Proceeds on long-term debt and other
           notes payable                              3,466         2,734
          Additional paid in capital                    136            31
                                                    -------       -------
        Net cash provided by financing
         activities                                   3,602         2,765
                                                    -------       --------
        Net decrease in cash                          ($459)        ($318)

    Cash-beginning of period                            866           335
    Cash-end of period                                  407            17
                                                   ========       =======

    The accompanying notes are an integral part of these consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1997
                           (Unaudited) (In Thousands)


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

                In the opinion of management, the information furnished for the three and nine month periods ended August 31, 1997 and August 31, 1996 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the nine months ended August 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1997. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1996 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.


   Note 2 - Additional Financial Disclosure

   Equipment and leasehold improvements consisted of the following:

                                       8-31-1997     11-30-1996
   Gross                                $9,276        $8,169
   Less:  Accumulated Depreciation     < 5,075 >     < 4,208 >
                                       -------       -------
   Net                                  $4,201        $3,961

   Allowance for doubtful accounts consisted of the following:

                                       8-31-1997     11-30-1996
   Balance                             $  391        $  346

   Provision for doubtful accounts consisted of the following:

                                       8-31-1997     11-30-1996
   Balance                             $   49        $  113


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Overview

   The Company recorded an increase in net revenues (6.7%) and a net loss of $1,044,000 for the third quarter of 1997 compared with a net loss of $333,000 for the third quarter of 1996. Unlike prior quarters, the third quarter of 1997 does not reflect a tax benefit relating to the loss since for book purposes the Company is not in a loss carryforward position. Overall revenues were under budgeted levels reflecting both a continued delay in the release of a new version of the Company's software product and a corresponding decrease in the anticipated level of new account sales. Software revenues increased by 22.9% over the comparable quarter of 1996 reflecting a continuing demand for the Company's products.

   For the first three quarters of fiscal 1997, the Company recorded an increase in net revenues (3.9%) and a net loss of $2,308,000 compared with a net loss of $511,000 for the first three quarters of fiscal 1996.

   The increased net loss for all periods presented resulted mainly from the expense of building the infrastructure necessary to support higher levels of revenues which did not materialize. These expenses related to strategic investments in product development and field service infrastructure, which were related to personnel costs which the Company generally views as fixed in nature.

   In light of the third quarter loss of fiscal 1997, management is taking additional actions to improve the Company's financial performance, including a cost reduction program focused on reducing costs by approximately $2,000,000 on an annual basis. The cost reduction program involves selective reductions in staff, reduction of expenses in areas of immediate return and the tabling of marketing development efforts in new international markets. The Company is also reviewing other strategic alternatives available to it to deal with its recent financial performance.

   No assurance can be given that these measures will enable the Company to return to profitability.



   Results of Operations

   Total Revenues


   Net revenues increased to $9,682,000 for the three months ended August 31, 1997, which was an increase of 6.7% from the $9,073,000 for the same quarter in the previous year. The mix of revenues comparing software, services, and hardware revenues as a percentage of net revenues improved to 51.3%, 42.3%, and 6.4%, respectively, in the third quarter of 1997, from 44.5%, 41.4%, and 14.1%, respectively, in the third quarter of 1996. The overall increase in revenues for the three months ended August 31, 1997, was attributable, in part, to a $923,000 increase in the level of relatively high margin software revenues, and a $654,000 decrease in relatively low margin hardware revenues.

   Net revenues increased to $29,539,000 for the first three quarters of 1997, which was an increase of 3.9% from the $28,419,000 for the same period in the previous year. The increase in revenues was attributable to a $2,521,000 increase in the level of relatively high margin software revenues, a $1,209,000 increase in the level of service revenues and a $2,610,000 decrease in relatively low margin hardware revenues. The mix of revenues comparing software, services, and hardware revenues as a percentage of net revenues improved to 49.1%, 41.8%, and 9.1%, respectively, in the first three quarters of 1997 from 42.1%, 39.2%, and 18.6% , respectively, in the first three quarters of 1996.

   International revenues represented less than 10% of net revenues for all periods presented.

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


   Software License Fees

   Software license fees are customer charges for the right to use the Company's software products. Software license fees increased 22.9% to $4,963,000 in the third quarter of 1997 from $4,040,000 in the third quarter of 1996. Software license fees increased 21.1% to $14,491,000 in the first three quarters of 1997 from $11,970,000 in the first three
   quarters of 1996.   The increase in software license fees was attributable
   to both higher software sales per system unit of product sold and a rise in the number of system units sold. The Company also continued its strategic plan to undertake efforts to incorporate new technologies into its products and to integrate certain products into its product lines from its acquisition of Intercim Corporation in fiscal 1995. These activities are intended to be completed at various times in the future, and management believes that the successful completion of these efforts will ultimately provide the Company with significant competitive differentiation and advantage.



   Service Revenues

   The Company offers a number of optional services to its customers, including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 9.1% to $4,095,000 for the three months ended August 31, 1997 from $3,755,000 for the same period of the prior year. Service revenues increased 10.8% to $12,361,000 for the nine months ended August 31, 1997 from $11,152,000 for the same period of the prior year. The increase in service revenues was mainly the result of new customers, as well as requirements of the established customer base.


   Hardware Revenues

   Hardware revenues decreased 51.2% to $624,000 in the third quarter of 1997
   compared with $1,278,000  for the corresponding period of 1996.   Hardware
   revenues decreased 49.3% to $2,687,000 in the first three quarters of 1997
   compared with $5,297,000  for the corresponding period of 1996.   The
   decrease was due to increased sales of software on platforms for which the Company does not supply hardware and a higher percentage of sales to established customers for which hardware was sold in a prior period. Management expects the trend of declining hardware sales to continue as the popularity of the Microsoft Windows NT platform continues to escalate as a percentage of Company sales. Hardware used with the Microsoft Windows NT platform is either already in place at the customer or readily available from local suppliers who can also provide local support.


   Cost of Software License Fees

   The cost of software license fees as a percentage of related revenue was 26.6% for the third quarter of 1997, an increase from 22.8% for the corresponding period of 1996. The cost of software license fees as a percentage of related revenue was 27.5% for the first three quarters of 1997, an increase from 21.6% for the corresponding period of 1996. Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues. Due to this relationship, software amortization accounted for an increase of 3.0 percentage points and 2.8 percentage points in the cost of software license fees as a percent of software license fee revenues for the third quarter and first three quarters of 1997, respectively. Software amortization will increase in future fiscal periods based on the past increases of investment in capitalized product development. The cost of software license fees is also dependent on the level of third party costs associated with certain software revenues and include such items as purchased licenses and other components. The remaining increases in the cost of software license fees as a percentage of related revenue was due to these third party costs.


   Cost of Services

   The cost of services as a percentage of related revenue increased to 82.7% for the three months ended August 31, 1997 as compared with 80.4% for the same quarter in the previous year. The cost of services as a percentage of related revenue increased to 85.6% for the nine months ended August 31, 1997 as compared with 77.7% for the same period in the previous year. The increase was mainly due to reduced growth in new account business, allocation of resources to perform warranty work, and additional costs related to the building of a service infrastructure ($67,000 additional for the third quarter of 1997 and $256,000 additional for the first three quarters of 1997) for both ongoing business growth and the establishment of new third party selling relationships. The Company is restructuring its service organization to match its costs more closely with its current revenue levels. The Company is currently slowly reducing the levels of its people through the natural attrition that has been occurring. The Company is also refocusing its service staff to reduce the level of internal non-bill projects and thereby increase the level of billable customer work.



   Cost of Hardware

   The cost of hardware as a percentage of related revenue increased from 66.0% in the third quarter of 1996 to 75.0% in the third quarter of 1997. The cost of hardware as a percentage of related revenue increased from 74.2% in the first three quarters of 1996 to 77.2% in the first three quarters of 1997. The cost of hardware as a percentage of related revenue varies with the size of the system, the high versus low margin items comprising the system being sold, and the competitive pressure of the customer sale.



   Selling and Marketing Expenses

   Selling and marketing expenses increased $948,000 or 28.6% from $3,311,000 in the third quarter of 1996 to $4,259,000 in the third quarter of 1997. Selling and marketing expenses increased $1,278,000 or 13.0% from $9,825,000 in the first three quarters of 1996 to $11,103,000 in the first three quarters of 1997. The Company recorded a reclassification of administrative expense to selling and marketing in the amount of $544,000 in the third period of fiscal 1997. This reclassification was made to conform all amounts to the 1996 presentation. Exclusive of such reclassification, the growth in selling and marketing expenses grew at a slower rate than the growth in software license fees, mainly as a result of higher software sales per system unit of product sold.



   General and Administrative Expenses

   General and administrative expenses decreased $311,000 or 33.1%, from $942,000 in the third quarter of 1996 to $631,000 in the third quarter of 1997. General and administrative expenses increased $257,000 or 9.4%, from $2,736,000 in the first three quarters of 1996 to $2,993,000 in the first three quarters of 1997. The Company recorded a reclassification of administrative expense to selling and marketing in the amount of $544,000 in the third period of fiscal 1997. This reclassification was made to conform all amounts to the 1996 presentation. Exclusive of the reclassification, the increases for the three and nine month periods ended August 31, 1997, were mainly due to rising expenses for telephone service ($40,000, $215,000), computer maintenance ($18,000, $56,000), reclassification of the salary and expenses of the general manager of the Intercim division from sales to general expense ($0, $116,000), costs for internal systems support ($-28,000, $91,000) and other growth in expenses to support the growing level of revenues in the third quarter and first three quarters of 1997 as compared to the third quarter and first three quarters of 1996. As a percentage of net revenues, general and administrative expenses were 6.5% and 10.4% in the third quarter of 1997 and 1996, respectively, as compared with 10.1% and 9.6% in the first three quarters of 1997 and 1996, respectively. During the third quarter of 1997, the Company discontinued the practice of providing office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc., an affiliated entity. EMS Solutions, Inc. now operates as a stand-alone entity with no material ongoing relations to the Company. The amounts received by the Company for these items were $16,000 in the third quarter of 1997, as compared with $65,000 in the third quarter of 1996 and were $107,000 in the first three quarters of 1997, as compared with $203,000 in the first three quarters of 1996. Amounts received from EMS Solutions, Inc. were recorded as a reduction of general and administrative expenses.


   Product Development Expense

   Product development expense increased only marginally from $580,000 in the third quarter of 1996 to $621,000 in the third quarter of 1997. Product development expense increased 17.5% from $1,547,000 in the first three quarters of 1996 to $1,817,000 in the first three quarters of 1997. These increases were focused mainly on the incorporation of various new technologies into the Company's software products. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $1,045,000 of product development costs in the third quarter of 1997 compared to $814,000 in the third quarter of 1996 and $3,207,000 in the first three quarters of 1997 compared to $2,431,000 in the first three quarters of 1996. As a percent of software license fees, the total amount invested in software development was 33.6% and 34.5% in the third quarter of 1997 and 1996, respectively, and was 34.7% and 33.2% in the first three quarters of 1997 and 1996, respectively. Effective during the third quarter of 1997, the Company reassigned two of its key managers in order to improve both the time-to-market and the quality of its products. As part of its plan to control its overall costs, the Company expects to decrease the level of investment in product development beginning in the fourth quarter of 1997.

   Other Income\Expense-Net

   Other income\expense-net was $23,000 of expense for the third quarter of 1996 compared to $39,000 of expense for the third quarter of 1997. Other income\expense-net was $7,000 of expense for the first three quarters of 1996 compared to $176,000 of expense for the first three quarters of 1997. The increase in the level of expense was mainly the result of a reduction in interest income due to sales of investment securities and an increase in interest expense as a result of increased borrowings under the Company's bank line of credit.


   Income Tax

   No income tax benefit was recorded for the third quarter of 1997 compared to a benefit of 41.2% for the third quarter of 1996, since the Company, for book purposes, is in a tax loss carryforward position. Although the Company has had book profits in the past two years, it has had tax losses mainly due to the current deductibility of capitalized product development. Generally accepted accounting principles prohibit the Company from recording a tax benefit under these circumstances. The effective income tax rate provided a benefit of 27.7% for the first three quarters of 1997 compared to a benefit of 42.1% for the first three quarters of
   1996.   The change in the effective rate was mainly the result of the tax loss carryforward position.


   Liquidity and Capital Resources


   At August 31, 1997, the Company had cash and marketable securities aggregating $407,000. During the first three quarters of 1997, the Company's operating activities used $160,000 of cash compared to providing $160,000 of cash for the same period of the prior year. This increase in the use of cash was mainly attributable to the Company's operating losses.

   Investing activities used cash of $3,901,000 in the first three quarters of 1997 compared to $3,243,000 of cash in the first three quarters of 1996. The principal uses of the cash in the first three quarters of 1997 included $3,207,000 for capitalized product development and $1,101,000 for purchases of equipment and furniture. The principal uses of the cash in the first three quarters of 1996 included $2,431,000 for capitalized product development and $1,056,000 for purchases of equipment and
   furniture.   Management expects a decrease in the current level of capital expenditures in conjunction with the cost restructuring plans described above.

   Financing activities provided $3,602,000 of cash in the first three quarters of 1997 compared with $2,765,000 in the first three quarters of 1996. The cash provided in 1997 reflected borrowings under the Company's bank line of credit. As of August 31, 1997, the Company had $79,000 of availability under its $5,500,000 line of credit, which is based on the level of the eligible accounts receivable. The Company obtained a waiver from its bank to the existing profitability covenant for the third quarter of 1997.

   During fiscal 1997, the Company entered into several amendments to its bank line of credit to remain in compliance with certain financial covenants. In September 1997, the Company signed an amendment with its bank to provide an additional $1,000,000 of availability to its line of credit. The line of credit is due on December 31, 1997, and will need to be refinanced or extended at that time. The Company has instituted a program to reduce its costs, but will still need to secure additional sources of financing in the short to medium term to fund its operations in addition to the increased availability under its existing line of credit. Although management believes that additional financing can be obtained, no assurance can be given that such additional financing will be available to the Company on acceptable terms. The Company is also reviewing other strategic alternatives available to it to deal with its current financial status.

   In the event that the Company is unable to secure additional financing sources, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund continuing operations.


   Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1996

   IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING
   STATEMENTS.   SUCH UNCERTAINTIES, AND RISKS INCLUDE, BUT ARE NOT LIMITED
   TO, PRODUCT DEMAND AND MARKET ACCEPTANCE; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS WITH RESPECT TO NEW PRODUCTS; FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; THE COMPANY'S ABILITY TO SUCCESSFULLY IMPLEMENT ITS COST REDUCTION PROGRAM; THE SUCCESSFUL REFINANCING OR EXTENSION OF THE COMPANY'S LINE OF CREDIT; TIMING OF PRODUCT DEVELOPMENT; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

   PART II - OTHER INFORMATION


   Item 6.        Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (4.1) Ninth Amendment to Loan and Security Agreement dated September 9, 1997 by and between Bank One, Milwaukee, NA, and Effective Management Systems, Inc. and certain affiliates

                      (4.2) Tenth Amendment to Loan and Security Agreement dated September 30, 1997 by and between Bank One, Milwaukee, NA, and Effective Management Systems, Inc. and certain affiliates

                      (10.1) IBM Market Development Program Agreement September 3, 1997

                      (27)      Financial Data Schedule [EDGAR version only]

              (b)     Reports on Form 8-K

                      None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EFFECTIVE MANAGEMENT SYSTEMS, INC.



   October 14, 1997                    By: /s/ MICHAEL D. DUNHAM
                                           Michael D. Dunham
                                           President (principal executive
                                           officer)


                                       By: /s/JEFFREY J. FOSSUM
                                           Jeffrey J. Fossum
                                           Chief Financial Officer and
                                           Assistant Treasurer (principal
                                           financial and accounting officer)

                                  Exhibit Index

   Exhibit No.    Description


   (4.1 ) Ninth Amendment to Loan and Security Agreement dated September 9, 1997 by and between Bank One, Milwaukee, NA, and Effective Management Systems, Inc. and certain affiliates

   (4.2) Tenth Amendment to Loan and Security Agreement dated September 30, 1997 by and between Bank One, Milwaukee, NA, and Effective Management Systems, Inc. and certain affiliates

   (10.1)         IBM Market Development Program Agreement September 3, 1997

   (27)           Financial Data Schedule [EDGAR version only]