Form 10-K405
period 1997-11-30
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1998-03-02
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended November 30, 1997;

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from ____________ to __________________

                         Commission File Number 0-23438

                       Effective Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

                      Wisconsin                           39-1292200
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)             Identification No.)

        12000 West Park Place, Milwaukee, WI                 53224
      (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (414) 359-9800

                             -----------------------

   Securities registered pursuant to Section 12(b) of the Act:

                                      None.

   Securities registered pursuant to Section 12(g) of the Act:

               Title of Class                       Title of Class
        Common Stock $.01 Par Value        Warrants to Purchase Common Stock


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.   Yes [X]  No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at February 1, 1998 was $8,987,325.

    The number of common shares outstanding at February 1, 1998 was 4,079,455


                      DOCUMENTS INCORPORATED BY REFERENCE:

   Effective Management Systems, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year and, and upon such filing, to be incorporated by reference into Part III).

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

                       Index to Annual Report on Form 10-K
                            For the Fiscal Year Ended
                                November 30, 1997

                                                                         Page

   Part I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
        Item 1.   Description of Business  . . . . . . . . . . . . . . .    1
        Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .   16
        Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . .   16
        Item 4.   Submission of Matters to a Vote of Security Holders  .   16
        Item 5.   Market for Common Equity and Related Stockholder
                  Matters  . . . . . . . . . . . . . . . . . . . . . . .   17
        Item 6.   Selected Financial Data (In thousands, except per
                  share data)  . . . . . . . . . . . . . . . . . . . . .   18
        Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation (for the fiscal
                  years ended November 30, 1997, 1996, and 1995) . . . .   20
        Item 7A   Quantitative and Qualitative Disclosures About
                   Market Risk . . . . . . . . . . . . . . . . . . . . . . 26
        Item 8.   Financial Statement and Supplementary Data.  . . . . .   27
        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure  . . . . . . . . .   53
        Item 10.  Directors and Executive Officers of the Registrant . .   53
        Item 11.  Executive Compensation . . . . . . . . . . . . . . . .   53
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management . . . . . . . . . . . . . . . . . . . . . .   53
        Item 13.  Certain Relationships and Related Transactions . . . .   53
        Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K  . . . . . . . . . . . . . . . . . . . . .   53



                                     Part I
   Item 1. Description of Business

   Overview

             Effective Management Systems, Inc. ("EMS") develops, markets and supports integrated manufacturing and business management software. EMS' Time Critical Manufacturing/TM/ ("TCMJ/TM/") software is designed with the underlying philosophy that time is a crucial element in manufacturing, and that reducing time in the manufacturing process leads directly to increased profits for the manufacturer. TCMJ software integrates technologies such as electronic data interchange ("EDI"), imaging, bar-coding, factory automation, engineering system integration, distributed numerical control ("DNC"), statistical process control ("SPC"), and fourth generation language ("4GL") tools with EMS' proprietary algorithms for scheduling and production, to optimize the customer's labor, capital and inventory utilization. Software offered by EMS functions on the Windows NT, IBM AIX, Open VMS, SCO-Unix, and HP-UX operating systems. EMS also provides services support for its software products and, on a selective basis, sells computer hardware.

             Software products offered by EMS include: TCM/R/, which is a pre-integrated enterprise resource planning, accounting and manufacturing execution system; and FACTORYnet/R/ I/S, which is an integrated Manufacturing Execution System, providing production management, shop floor scheduling, and operations support. These software products are usually integrated with a bar code data collection system or direct machine controls, and provide up-to-the-minute information to track production and business operations. This facilitates real-time decision making and enables employees throughout an organization to respond quickly to marketplace demands and unanticipated events.

             EMS typically focuses its sales and marketing efforts on discrete manufacturing plants. According to Advanced Manufacturing Research ("AMR") data from December 1995 there are over 24,000 discrete plant sites in the United States in the market segments EMS targets. EMS has licensed its software products to over 1,500 customer sites.

             EMS distributes its products in the United States through seventeen branch offices and through seven joint ventures and independent distributors. EMS also has established distribution channels through independent distributors in Japan, Korea, China, the United Kingdom, Belgium and Poland. In addition, the Company has joint ventures in Poland and China to support these distributors.

             EMS was incorporated in Wisconsin in 1978. EMS became a publicly held company as a result of its initial public offering which was completed in February 1994. During 1995, EMS acquired Intercim Corporation and the remaining interest in Effective Management Systems of Illinois, Inc., a joint venture subsidiary. In 1996, EMS acquired the remaining interest in Darwin Data Systems Corporation another joint venture subsidiary. For further details regarding these acquisitions, see
   Note 2 of Notes to EMS' Consolidated Financial Statements, which disclosure is included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

   Business Risk Factors

        This Annual Report on Form 10-K and other information that is provided from time to time by EMS contain statements that, with the exception of historical facts, are forward-looking statements including, but not limited to, statements about: (i) EMS' strategies, uses and expectations for existing and new products, services, technologies and opportunities, (ii) the potential future profitability of EMS' operations,
   (iii) the demand for and acceptance of new and existing products and services, (iv) EMS' plan to reduce its cost structure, and (v) the adequacy of EMS' resources to fund its operations, including research and development. These statements are forward-looking statements that are subject to important risks and uncertainties, which could affect EMS' actual results and could cause such results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. These important risks and uncertainties include, but are not limited to, the following:

        Dependence on Principal Products. A significant portion of EMS' revenue is derived from license fees for TCM/R/ and FACTORYnet/R/ I/S and the sale of related support services. Accordingly, any event that could adversely affect license fees for TCM/R/ or FACTORYnet/R/ I/S, such as significant flaws or incompatibility, negative publicity or evaluation, or obsolescence of the hardware platforms on which the systems run, could have a material adverse effect on EMS' results of operations. EMS' future financial performance will depend, in part, on the continued development and introduction of new and enhanced versions of TCM/R/, FACTORYnet/R/ I/S and other products, and customer acceptance of such new and enhanced products.

        Dependence on Third Party Software. TCM/R/ and FACTORYnet/R/ I/S incorporate and use software technology and software products developed by other companies. There can be no assurance that all of these companies will remain in business or that their product lines will remain viable.
   If any of these companies cease to do business or abandon or fail to enhance a particular product line, EMS may need to seek other suppliers. This could result in EMS having to significantly alter its product lines which could have a material adverse effect on EMS' results of operations. There also can be no assurance that EMS' current suppliers will not significantly alter their pricing in a manner adverse to EMS.

        New Products and Technological Change. The market for EMS' products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render EMS' existing products and products currently under development obsolete and unmarketable. EMS' future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by EMS to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues.
   There can be no assurance that EMS will be successful in developing and marketing new products or product enhancements on a timely basis or that EMS will not experience significant delays in the future, which could have a material adverse effect on EMS' results of operations.

        Variability of Quarterly Operating Results; Limited Backlog. EMS' operating results can vary substantially from quarter to quarter due to various factors, including, among others: the size and timing of customer orders; the buying patterns of manufacturers in EMS' target market; delays in the introduction of products or product enhancements by EMS or by other providers of hardware, software and components for the management information systems market; competition and pricing in the software industry; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products; changes in operating expenses; and general economic conditions. EMS has historically operated with little backlog because software orders are generally shipped as orders are received. As a result, product revenue in any quarter is dependent on orders booked and shipped during that quarter. A significant portion of EMS' operating expenses are based on anticipated revenue levels and are relatively fixed in nature. If revenue does not meet EMS' expectations in any given quarter, operating results may be adversely affected.

        Competition. The management information systems industry is intensely competitive and rapidly changing. A number of companies offer products similar to EMS' products. Some of EMS' existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than EMS. There can be no assurance that such competitors will not develop products that are superior to EMS' products or that achieve greater market acceptance. EMS' future success will depend, in part, upon its ability to increase software license fee revenues in its target markets. There can be no assurance that EMS will be able to compete successfully against its competitors or that the competitive pressures faced by EMS will not adversely affect its financial performance.

        Expansion Plans. EMS plans to expand its business through continued product development and expansion of its distribution network in the United States and internationally with the objective of increasing total net revenues and profits. There can be no assurance, however, that the efforts and funds directed to product development, and to expanding EMS' distribution network, will result in revenue and profit growth. Any future growth of EMS will also depend on, among other things, EMS' ability to gain market acceptance for its products in new geographic areas and to monitor and control the additional costs and expenses associated with expansion. No assurance can be given that EMS will be able to successfully manage these aspects of its business.

        Intellectual Property and Proprietary Rights. EMS regards its software products as proprietary, in that title to and ownership of its software generally reside exclusively with EMS. EMS attempts to protect ownership of its software with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection common in the industry. Despite these precautions, it may be possible for unauthorized third parties to copy or reverse-engineer certain portions of EMS' products or to obtain and use information that EMS regards as proprietary. Like many software firms, EMS presently has no patents. EMS licenses the source code for its software to some customers for customization. Although EMS' source code license contained confidentiality and nondisclosure provisions, there can be no assurances that such customers will take adequate precautions to protect such code. In addition, the laws of some foreign countries do not protect EMS' proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by EMS to protect its software will be adequate or that EMS' competitors will not independently develop software products that are substantially equivalent or superior to EMS' software products. Although EMS does not believe that its products infringe on the existing proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against EMS.

        Dependence on Key Employees. EMS' success is dependent to a significant extent on its executive officers and other key personnel, the loss of one or more of whom could have a material adverse effect on EMS. The future success of EMS will depend in large part on its ability to attract and retain talented and qualified employees. Competition in the recruiting of highly-qualified personnel in the management information systems industry is intense. While EMS has not experienced any difficulty in attracting and retaining talented and qualified employees to date, there can be no assurance that EMS can retain its key employees or that it can attract, assimilate and retain other qualified personnel in the future.

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

             In the 1990's, new management approaches for manufacturing companies have emerged which focus on "time" as the critical element in the manufacturing process. In these management approaches, the manufacturer analyzes the component of time across its entire organization with the goal of correlating the expenditure of time to the addition of value to the finished product or service. Beyond the production focus of the "just-in-time" environment, this new approach focuses on time in all areas of the operation from engineering to manufacturing and from customer order processing to shipment. This new approach differs from MRP II in that it often focuses on improving business operations by treating plant capacity and labor resources as the primary scheduling items and treating material availability as a secondary consideration in manufacturing planning. The new approach emphasizes "operations decision-making" support in contrast to the planning emphasis of MRP II and more recently developed planning systems such as Enterprise Resource Planning ("ERP"). In addition, a category of information systems has been identified as Manufacturing Execution Systems which compliments ERP systems by making available real-time information from the factory floor and enhancing production performance and decision-making associated with plant operations. EMS believes that these Manufacturing Execution Systems represent a relatively new marketplace with substantial benefit potential
   for manufacturers.   EMS believes that this "time emphasis" in
   manufacturing management, which is the focus of EMS' TCM/R/ and FACTORYnet/R/ I/S products, will be an essential component of the management approach for many manufacturers in the future.

             During 1997, the Gartner Group of Stamford, Connecticut included EMS in its evaluations for North American mid-market ERP solutions, Shop Floor Control solutions and Computerized Maintenance Management Systems. In these evaluations, EMS compared favorably relative to many of its competitors. EMS was also the only corporation within the industry to have a product offering evaluated in all three of these areas for discrete manufacturing. Management believes this reflects the fact that EMS is the only provider currently offering software for all of these dimensions of a discrete manufacturer.

   Strategy

             EMS' objective is to grow as a leading provider of integrated business software systems for discrete manufacturing plants within its target market. EMS has identified three strategic initiatives to achieve this goal.

             Focus on Time Critical Manufacturing. EMS believes that manufacturers are striving to become more "time competitive," and that manufacturing software which focuses solely on providing information for planning and on recording information for historical analysis will be inadequate to meet the needs and demands of manufacturers in the years to come. To be effective in the future, EMS believes that manufacturing software will be required to empower individuals at all levels of an organization to make immediate decisions regarding production processes and business activities. Since 1988, EMS has focused its resources on developing software to assist time-oriented manufacturing management. EMS' software facilitates real-time decision-making by employees enabling them to change processes proactively and react quickly to marketplace demands and unanticipated events. With few exceptions, EMS believes that the limited number of information system implementations currently in place which have this "time" focus have been developed on an individual customized basis. EMS is not aware of other major products available in its target market for discrete manufacturers which offers both planning and execution systems and has a strategy of focusing on time.

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

             EMS offered its first Manufacturing Execution System package in 1988 and believes that it is currently a leader in this software segment. Typical business functions included in a Manufacturing Execution System are described below (see - "Time Critical Manufacturing - - EMS Software Products"). Although the people in an organization which use this software on a minute-to-minute and hour-to-hour basis are the factory operations personnel, EMS believes that the value manufacturers realize from implementing a Manufacturing Execution System extends far beyond this realm. EMS believes, based on the experience of its customers, that the major benefit of implementing a Manufacturing Execution System within an organization is improved customer service and competitiveness. These systems allow an organization to reduce non-value added elapsed time in the overall business process. EMS currently offers two Manufacturing Execution System products, one which is pre-integrated with a total software offering for the entire enterprise (TCM/R/) and the second is FACTORYnet/R/ I/S in which EMS personnel use Manufacturing Execution
   System software to "round out" and complete partial manufacturing execution system initiatives already undertaken by the customer. AMR reported in December 1995 that Manufacturing Execution System software packages had at that time penetrated the U.S. market by the percentages set forth below:

                  Industry            % Penetration

                  Electronics                   7%
                  Discrete                      4%
                  Repetitive                    0%

   Management believes Manufacturing Execution Systems provide a significant market opportunity for EMS and, correspondingly, has strategically committed EMS to enhancing its Manufacturing Execution System offerings and marketplace presence.

             Emphasis on Pre-Integrated Software for Discrete Manufacturing. EMS' experience in the marketplace resulted in the 1995 introduction of the first "pre-integrated" ERP/Manufacturing Execution System/Controls software offering for discrete manufacturers. This pre-integration initiative was facilitated by the acquisition of Intercim Corporation. The figure set forth below illustrates three risk and capital capacity curves which relate to the eras of "custom" software, "custom systems integrated" software, and "pre-integrated" software.

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

   During the 1980's the industry entered its second era of "Custom Systems Integrated" software. During this era, which actually spans from the mid-1980's until the present time, systems integration organizations worked with manufacturing companies to procure software components (for example, ERP, Statistical Process Control, Plant Maintenance, etc.) and integrated them on a custom basis for a given facility or corporation. The advent of this era dramatically reduced risk and capital capacity and for the first time made such products affordable for mid-sized corporations. Implementation time frames were reduced to three to five years. This approach represents the state-of-the-art for many manufacturers today.

   EMS introduced the "pre-integrated" era in 1995 when it offered the first pre-integrated software package for discrete manufacturers. Software pre-integration means that a customer can buy a comprehensive set of software from EMS which has already been integrated and proven to function. The various software components may be built by EMS or suppliers to EMS. In the case where there are suppliers to EMS, EMS has generally established alliances so that it can have design influence over the software. The pre-integration package also contemplates that other software, for example, Computer Aided Design systems, may already be in place at the customer site. "Off-the-shelf interfaces" for popular Computer Aided Design systems which once again are proven in advance are available to facilitate interaction with these software products. The figure above illustrates that pre-integrated software reduces risk and cost for the manufacturing company and also allows manufacturers of varying sizes to take advantage of the features offered by the software. Implementation time frames for pre-integrated software are between nine and eighteen months. EMS plans to continue to focus on the pre-integrated software marketplace. During 1996, Version 5.3 of TCM/R/ became the first industry product to span the business functions from ERP through Manufacturing Execution Systems to Statistical Process Control (SPC) and Direct Numerical Control (DNC) as illustrated below. This was followed in 1997 by Version 6.0 of TCM/R/, which brought this functionality into a Graphical User Interface (GUI) product, which improved the software's ease of use.

                              [FIGURE OMITTED]

             [Description of omitted figure: This figure illustrates the integration of ERP, MES, Controls, SPC, and actual physical devices on the shop floor. The figure shows the inter-relationships of these systems and actual physical devices on the shop floor. The figure shows the inter-relationships of these systems and the necessary feedback loops. The figure illustrates the value of integrated solutions through pre-defined communications between various software systems.]

             EMS believes that "pre-integration" of much of this software reduces the time and cost of system implementations and increases the business value to the manufacturer similar to the way that "suites" of desktop software have affected that marketplace as compared to custom integration of word processing, data base, and spreadsheet desktop products.

   Software Products

             EMS develops, markets and supports TCM/TM/ application software for discrete manufacturing companies. EMS currently offers licenses for two software products: (a) TCM/R/, which is a full function business and ERP software system, including a pre-integrated Manufacturing Execution System providing production management, shop floor scheduling and operations support; and b) FACTORYnet/R/ I/S, which is a Manufacturing Execution System that provides production personnel with correct revisions of drawings, specifications, procedures, and instructions to help them
   make a better product and make it right the first time.   EMS' software
   products are intended to provide a set of "tactical tools" which will enable the customer to achieve its strategic goals by correlating the expenditure of time to the addition of value to the finished product or service.

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

   Time Critical Manufacturing -- EMS Software Products

   EMS software provides assistance for a broad range of tasks identified in the six categories set forth below. The TCM/R/ product can include software from all of these six categories. TCM/R/ and FACTORYnet/R/ I/S provide different capabilities within the Manufacturing Execution System and Decision Support Tools categories described below. EMS has plans that over time the two Manufacturing Execution System product offerings will evolve into a single product which is more comprehensive than either of the current Manufacturing Execution System offerings.


                   Time Critical Manufacturing Software Suites
   I.  PLANNING
       Master Production Scheduling     Manufacturing Resource      Capacity Planning
                                        Planning II
                                        Forecasting Interface

   II. PRODUCT DATA MANAGEMENT
       Product Configurator             Engineering Change Control  Standard Bills of Material
       Standard Routings                Computer Aided              Document Library
                                        Manufacturing ("CAM")
       Item Master                      Computer Aided Design       Standard Cost Build Up
                                        ("CAD") Interface

   III. SUPPLY CHAIN MANAGEMENT
       Customer Service                 Inventory Control           Procurement
       Estimate/Quote                   Inventory Management        Requisitions
       Customer Maintenance             Distribution Management     Vendor Maintenance
       Customer Order Processing                                    Purchase Orders
       Shipping                                                     Vendor Performance
       Liability & Warranty                                         Electronic Data Interchange ("EDI")
       Electronic Data Interchange
         ("EDI")*

   IV. MANUFACTURING EXECUTION  SYSTEM
       Shop Floor Management            Job Cost
       Bar Code Factory Data            Time & Attendance
         Collection
       Plant & Equipment Maintenance    Shop Fllor Scheduling
       "As Built History"               Quality Management*
       Electronic Traveler              Machine Interface
       Messaging & Alarms               EMS Gateway
       Electronic Work Instructions
       Distributed Numerical Control
         ("DNC")

   V.  FINANCE, ACCOUNTING AND ADMINISTRATION
       Accounts Receivable              General Ledger              Fixed Assets*
       Accounts Payable                 Human Resources*
       Standard Cost                    Payroll*

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

             IV. Manufacturing Execution System. The TCM/R/ and FACTORYnet/R/ I/S software products offer integrated Manufacturing Execution Systems which (i) provide production management, shop floor scheduling, distribution of "electronic drawings" as well as textual information on factory floor computer workstations, (ii) collect information from bar coding systems and (iii) facilitate the establishment of direct connections for virtually any NC/CNC machine tool and/or CAD systems. The products also include quality systems integration for statistical process control ("SPC") analysis. These Manufacturing Execution Systems may operate as stand-alone systems or be integrated into existing customer systems, and are pre-integrated with the remainder of the EMS software.

             V. Finance, Accounting and Administration. These modules provide general accounting and financial assistance in tracking and estimating planned and actual work-in-process costs. Any information from the finance and accounting database may be readily pulled into personal computer spreadsheet systems for further analysis and reporting. These modules also interface with third party human resource, fixed assets, and payroll software products sold by EMS.

             VI. Decision Support Tools. These software modules are a combination of internally developed and third party software sold by EMS which facilitate easy data management, analysis, customization, communication, etc., with and between the EMS software and other software in the customer's computing environment.

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

                  For a further discussion of EMS' ongoing efforts to develop new software technologies, see "- Product Development."


      Customer Services

                  EMS offers comprehensive services for customers. Services provided by EMS include a telephone support program, system integration, custom software development, implementation consulting, and formal classroom and on-site training. At the customer's option, these services, which are available for both of EMS' software products, can be provided entirely by EMS or may be supplied in part by the customer or another third party such as a systems integrator or consulting firm. These services, which provide a recurring stream of revenue for EMS, are offered on an unbundled basis for either an annual or a multi-year subscription period. All of the services offered by EMS are optional, except that EMS requires first-time licensees of its software to subscribe for at least two years of telephone support. EMS believes that the availability of effective customer services is critical for customer satisfaction and to increase software license fee revenues. EMS further believes that services can provide a continuing and more predictable source of revenue as compared to software license fee revenues. For the years ended November 30, 1995, 1996 and 1997, services revenues accounted for 37.8%, 37.4%, and 39.4% of EMS' total net revenues, respectively.

                  The following is a brief description of the various services provided by EMS:

                  Telephone Support Program. EMS' telephone support program is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from EMS' business management software. The telephone support program is handled out of EMS' Minnesota, Illinois, and Wisconsin offices and is staffed by thirty trained professionals. The program includes, among other services, answering technical questions regarding standard software, and diagnosing and resolving equipment and software problems.

                  System Integration and Custom Software Development. EMS offers system integration and custom software development services, on a fee basis, to meet specific customer requirements and to integrate its software with a customer's existing computer system. EMS has developed a Time Critical Implementation Methodology ("TCIMJ"), which is a proprietary implementation methodology intended to facilitate integration and efficient implementation of EMS' products at customer sites. This approach is designed to allow the customer to obtain business benefits sooner than with less structured methodologies. Ongoing technical support is also available from EMS to all customers who elect to purchase custom software development services.

                  Implementation Consulting. EMS provides consulting services, on a fee basis, to assist customers in implementing EMS' software systems using the TCIMJ approach. These services include value-added implementation planning, project management and specialized customer training. EMS employs a full-time professional services staff to provide these and other services.

                  Training. EMS offers customers a series of both classroom and on-site training options. Training includes classroom and personal instruction at a number of EMS' locations or at the customer's plant site. Standardized training is offered for a fixed fee per class.

      Hardware Products

                  EMS sells computer hardware and data collection equipment in order to facilitate sales of its software products to customers requiring a complete management information system. EMS sells, among other hardware, factory data collection equipment, CAMates/R/ (a small specialized computer allowing users to monitor and collect data from production machines), bar coding systems, networking and communication equipment, and occasionally server and client computer hardware. The factory data collection and bar coding hardware is purchased from the original manufacturers and resold on a project basis. This equipment ranges from fixed mount bar code scanners and printers to portable units and radio frequency network units. EMS also offers its customers networking and communication hardware and server and client computing hardware which EMS purchases from original manufacturers, including Intermec Corporation, plus two distributors, Keylink SystemsSM and Ingram Micro, Inc. During the past several years, EMS has focused its efforts on generating an increasing percentage of its net revenues from software license fees, which have a higher margin than hardware revenues.

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

      Sales and Marketing

                  In the United States and Canada, EMS licenses its products and offers services through a direct branch office sales force, joint ventures and independent distributors as reflected in the table below:

   Branch Office Locations

      -Austin, TX
      -Baltimore, MD
      -Boston, MA
      -Chicago, IL
      -Cincinnati, OH
      -Detroit, MI
      -Green Bay, WI
      -Houston, TX
      -Indianapolis, IN
      -Los Angeles, CA
      -Milwaukee, WI
      -Minneapolis, MN
      -Norwalk, CN
      -Philadelphia, PA
      -Port St. Lucie, FL
      -Rockford, IL
      -San Jose, CA

   Independent Distributor Territories

      -Camarillo, CA
      -Miller Place, NY
      -Menominee, MI
      -Pittsburgh, PA
      -Wausau, WI
      -West Des Moines, IA

   Joint Venture Location

      -Cleveland, OH



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

                  In addition to its domestic markets, EMS over the last several years has begun efforts to develop a market for its products in the Pacific Rim and Europe. EMS has established independent distributor relationships in Japan, South Korea, The Peoples Republic of China, the United Kingdom, Belgium, and Poland. In each of these countries, EMS' software products have been or are in the process of being converted to the local language. EMS has an office in Hong Kong to support its Asian distributors.

      Strategic Arrangements

                  A facet of EMS' strategy is to establish arrangements with suppliers of state of the art information systems technology. EMS over the last five years has worked to expand the number of its strategic relationships.

                  EMS has distributor relationships with Keylink SystemsSM, a subsidiary of Pioneer Standard Electronics, Inc. Company, and Ingram Micro, Inc., which supply computers, associated peripherals and third party software. EMS has arrangements with Intermec Corporation relating to bar code data collection systems which are integrated on an "off-the-shelf" basis into EMS' software products. EMS' software has been integrated with other bar coding systems on a customized basis. EMS also has a relationship with the Datamyte Division of Rockwell Automation for its Quantum quality control software product line.

                  In addition to its relationships with equipment providers, EMS has relationships with numerous software product suppliers. These companies provide software which EMS uses within its TCM/R/ and FACTORYnet/R/ I/S software. Synergex International Corporation has provided the Synergy 4GL Applications Development Environment since 1990. EMS purchases EDI software from Supply Tech and Radley Corporation.

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

             During the fiscal years ended November 30, 1995, 1996 and 1997, EMS' total software investment (consisting of product development expenses and capitalized software development costs) was $3.4 million, $5.6 million and $6.9 million, respectively. Product development expenditures which were expensed and not capitalized during those three fiscal years totaled $1.1 million, $2.2 million and $2.4 million, respectively.

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

             EMS believes that its employees' understanding of diverse manufacturing operations and processes and the potential business benefits of the TCMJ management approach to such operations allow EMS to differentiate itself from competitors. Other competitive factors include software product features and functions, product architecture, the ability to function on a variety of operating systems, technical support and other related services, ease of product integration with third party application software, price, and performance. In December 1997, Gartner Group identified twenty-four competitors of EMS in the North American mid-market Enterprise Resource Planning area for discrete manufacturers. Additionally, that firm identified eight competitors in the Manufacturing Execution Systems market as of June, 1997. Although Gartner Group identified a limited number of competitors in its Manufacturing Execution Systems study, EMS generally does not encounter these competitors in the marketplace. EMS believes that its primary competition for its Manufacturing Execution System products are customized software products developed by internal data processing staffs or by third party customized software developers. None of the competitors identified by Gartner Group had product offerings for both ERP and Manufacturing Execution System discrete manufacturers.

   Intellectual Property

             EMS has registered or has applied for registration of its "EMS/TM/" and "TCMJ" trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which EMS currently does business. Among others, EMS has also received or applied for trademarks for products marketed under the names FACTORYnet/R/ I/S and CAMate/R/.

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

   Employees

   As of November 30, 1997, EMS had 349 full-time employees, of whom 79 were engaged in sales and marketing; 78 in product development; 153 in customer service; and 39 in management, finance and administration. EMS employees are not represented by any collective bargaining organization and EMS has never experienced a work stoppage. EMS considers its employee relations to be good.

   Item 2. Properties

   EMS' Corporate headquarters are located in Milwaukee, Wisconsin, in a leased office consisting of approximately 42,000 square feet under a lease expiring November 30, 2003. EMS leases additional facilities domestically in Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; Detroit, Michigan; Hartford, Connecticut; Houston, Texas; Indianapolis, Indiana; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Port St. Lucie, Florida; Rockford, Illinois and San Jose, California. EMS leases office space internationally in Hong Kong, and China. Additional space may be required within the next twelve months, but EMS believes that suitable additional space will be available as required. See Note 7 of the Notes to Consolidated Financial Statements for information regarding EMS total lease obligations.

   Item 3. Legal Proceedings

   As of the date of this filing, neither EMS nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on EMS' results of operations or financial position.

   Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended November 30, 1997.


                               Part II

   Item 5. Market for Common Equity and Related Stockholder Matters

   The common stock and common stock warrants of EMS are traded on The Nasdaq Stock Market under the symbols EMSI and EMSIW, respectively.

   The table below represents the high and low sales prices for the EMS common stock and warrants as reported on The Nasdaq Stock Market for fiscal 1996 and 1997:

                           Common Stock                     Warrants

    1996                  High        Low             High              Low

    First Quarter     $  5-3/4     $  4-1/4        $  2-1/8          $  1-1/4
    Second Quarter    $  7-3/4     $  4-1/4        $  3              $  1-1/4
    Third Quarter     $  8         $  5-1/4        $  3-1/8          $  2-1/2
    Fourth Quarter    $  8-1/4     $  5-1/4        $  3-1/4          $  2-1/2


    1997                 High         Low             High              Low

    First Quarter     $  7-3/4     $  5-1/2        $  3-3/16         $  2-1/2
    Second Quarter    $  7-1/2     $  6-1/2        $  2-1/2          $    3/4
    Third Quarter     $  6-1/8     $  4            $  1-1/2          $  1
    Fourth Quarter    $  6-1/2     $  4            $  2              $  1-1/2


   As of February 1, 1998, there were 446 shareholders of record of EMS's common stock and 306 holders of record of the warrants. EMS has not declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in its business. Therefore, EMS does not anticipate paying any cash dividends in the foreseeable future. EMS's credit facility also contains provisions limiting its ability to pay cash dividends.


   Item 6.


   Selected Financial Data (In thousands, except per share data)

                                                                                 Year ended November 30
                                                        1993            1994          1995(4)          1996           1997
    STATEMENTS OF OPERATIONS DATA:
    Net revenues:
    Software license fees                            $  7,146        $10,163        $11,534        $19,094         $21,752
    Services                                         $  5,928        $ 7,256        $10,962        $15,412         $16,781
    Hardware                                         $  6,220        $ 5,245        $ 6,528        $ 6,751         $ 4,112
                                                     ========        =======       ========        =======         =======
                               Total net revenues     $19,294        $22,664        $29,024        $41,257         $42,645


    Cost of products and services:
    Cost of third party software license fees        $    405       $    797       $  1,419       $  2,484        $  3,065
    Software development amortization                $    342       $    515       $    879       $  1,591        $  2,535
    Cost of services                                 $  3,898       $  4,467       $  7,884       $ 12,109        $ 14,000
    Cost of hardware                                 $  4,752       $  4,146       $  5,118       $  4,979        $  3,260
                                                     ========      =========       ========       ========        ========
                  Total cost of products/services    $  9,397       $  9,925        $15,300        $21,163         $22,860


    Gross Margin                                     $  9,897        $12,739        $13,724        $20,094         $19,785
                                                     ========        =======        =======        =======         =======

    Selling and marketing expenses                   $  5,546       $  7,407       $  9,479        $14,060         $15,957
    General and administrative expenses              $  2,038       $  2,227       $  3,029        $ 3,416         $ 3,838
    Software development expenses (1)                $    621       $   752        $  1,086        $ 2,235         $ 2,391
                                                     ========       ========       ========       ========        ========
                         Total Operating Expenses    $  8,205        $10,386        $13,594        $19,711         $22,186


    Operating income (loss)                          $  1,692       $  2,353      $     130       $    383        $ (2,401)
    Other income (expense)                           $    (32)      $    342      $      80       $   (118)       $   (377)

    Income (loss) before income taxes                $  1,660       $  2,695      $     210      $     265        $ (2,778)
    Income tax expense (benefit)                     $    650       $    975      $      79      $     112        $   (618)
                                                     ========       ========      =========      =========        ========
    Net income (loss)                                $  1,010       $  1,720      $     131      $     153        $ (2,160)

    Net income per share                             $   0.39       $   0.53      $    0.04      $    0.04        $  (0.53)
                                                     ========       ========      =========      =========        ========

    Weighed average common and common equivalent
    share outstanding (2)                               2,574          3,268          3,669          3,965           4,048


    Other Statistical Data:

    Software investment (3)                          $  1,312       $  1,857       $  3,407       $  5,607        $  6,862

    Software investment as a percentage of
    software license fees                                18.4%          18.3%          29.5%          29.4%           31.6%


    Balance Sheet Data:

    Working Capital                                  $     42       $  4,749       $  4,677       $  4,396        $  1,785
    Capitalized software development
    costs, net                                       $  1,271       $  1,861       $  4,000       $  5,781        $  7,717
                                                     ========       ========       ========       ========        ========
                                      Total assets   $  8,043        $17,903        $24,332        $27,446         $28,797


    Long-term obligations                            $    580       $     50       $     21       $  2,123        $  3,966
    Stockholder's equity                             $  1,541       $ 10,354       $ 14,177       $ 14,597        $ 12,573



        (1)  Does not include capitalized software development costs of $691, $1,105, $2,321, $3,372, and $4,471 recorded for the years ended November 1993, 1994, 1995, 1996, and 1997, respectively.

        (2)  Weighed average common and common equivalent shares outstanding for the periods shown include the effect of common stock equivalents, if dilutive.

        (3)  Software investment consists of product development expense and capitalized software development costs.

        (4)  Includes results of Effective Management Systems of Illinois, Inc. and Intercim Corporation since being acquired effective March 31, 1995 and September 6, 1995, respectively.


   CONDENSED QUARTERLY RESULTS (UNAUDITED)
   (In thousands, except per share data)


   The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended November 30, 1997. This information has been prepared by EMS on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. EMS's operating results for any one quarter are not necessarily indicative of results for any future period.


                                                 Three Months Ended


                                      Feb. 28       May 31  Aug. 31      Nov. 30   Feb. 28    May 31      Aug. 31   Nov. 30
                                       1996         1996     1996          1996     1997       1997        1997       1997
   Statements of
   Operations Data:

    Net Revenues:
    Software license fees            $  3,675     $  4,255  $  4,040     $  7,124 $  4,211    $  5,317   $  4,963  $  7,261
    Services                         $  3,617     $  3,780  $  3,755     $  4,260 $  4,246    $  4,020   $  4,095  $  4,420
    Hardware                         $  2,351     $  1,668  $  1,278     $  1,454 $  1,018    $  1,045   $    624  $  1,425
                                     ========     ========  ========     ======== ========    ========   ========  ========
                 Total Net Revenues  $  9,643     $  9,703  $  9,073      $12,838 $  9,475     $10,382   $  9,682   $13,106

           Cost of Products & Total
                 Operating Expenses
                                     $  9,818     $  9,861  $  9,616      $11,579  $10,910     $10,957    $10,687   $12,492
                                     ========     ========  ========      =======  =======     =======    =======   =======
    Operating income (loss)          $   (175)     $  (158)  $  (543)    $  1,259 $ (1,435)   $   (575)  $ (1,005) $    614
    Net income (loss)                $    (91)    $    (87)  $  (333)    $    664 $   (883)   $   (381)  $ (1,044) $    148
    Net income per share            $    (.02)    $   (.02) $   (.08)    $   0.17 $  (0.22)   $  (0.09)  $  (0.26) $   0.04

    Weighed average common and
    equivalent shares outstanding       3,932        3,950     3,973        4,006    4,025       4,041      4,054     4,048
                                     --------      -------   -------      ------- --------    --------   --------  --------



   Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operation   (for the fiscal years ended November 30, 1997,
   1996, and 1995)


   Overview

   Effective Management Systems, Inc.("EMS" or the "Company") recorded a loss of approximately $2.2 million in fiscal 1997 as compared with net income of $153,000 in fiscal 1996. The decline in results of operation was due in part to the delayed introduction of version 6.0 of the Company's TCM software product as well as increased service costs associated with the implementation of new products and technologies. On November 26, 1997, the Company released version 6.0 of its TCM product which management believes will positively impact the Company's position in the market. TCM version 6.0 of the Company's product basically completed the application of a Windows compliant interface, the lack of which had negatively impacted software sales in the past. Also in fiscal 1997, the Company initiated a cost reduction program (the "1997 Cost Reduction") with the goal of reducing costs by $2 million per annum. The Company also announced a restructuring of executive management, which included the departure of two executives. The results of both these cost reductions are expected to be fully realized as fiscal 1998 progresses.
   The Company recorded a small increase in net income for fiscal 1996 compared with fiscal 1995. The increase was mainly the result of the introduction of new products and technologies along with the expansion of new market channels. During fiscal 1996, the Company became the first pre-integrated supplier of manufacturing software to fully integrate customer service, engineering, production control, dispatching, quality control and machine tool communication.

   Effective March 31,1995, the Company acquired the remaining 50% interest (in addition to the 50% interest previously owned) in Effective Management System of Illinois, Inc. ("EMS-ILL") for a cost of approximately $793,000 in Company common stock, cash, and related direct acquisition costs. The acquisition was accounted for as a purchase and resulted in the Company recording $395,000 of goodwill, which is being amortized over a twenty-year period.

   On September 6, 1995, the Company acquired all of the common stock of Intercim Corporation ("Intercim") for a cost of approximately $3,355,000 in Company common stock , warrants and related direct acquisition costs. The warrants have a ten-year term and an exercise price of $6.75. The acquisition was accounted for as a purchase. Goodwill of $1,437,000 resulted from the transaction, which is being amortized over a twelve-year period. The acquisitions of EMS-ILL and Intercim are herein referred to as the "1995 Acquisitions".


   Results of Operations
   Total Revenue

   Total revenue for fiscal 1997 increased 3.4% to $42,645,000 from $41,257,000 in fiscal 1996 and grew 42.2% from $29,024,000 in fiscal 1995 to fiscal 1996. The mix of software, services, and hardware revenues was 51.0%, 39.4%, and 9.6%, respectively, in fiscal 1997 as compared to 46.3%, 37.4%, and 16.3%, respectively, in 1996, and 39.7%, 37.8%, and 22.5%, respectively, in 1995. The growth in software and service revenues as a percentage of total revenues during these years was the result of a strategic decision by the Company to focus its marketing and selling efforts on generating an increased percentage of its revenues from higher margin software and services as opposed to lower margin hardware sales. International revenues represented less than 10% of total revenues for all periods presented.

   Software License Fee Revenues

   Software license fee revenues are customer charges for the right to use the Company's software products. These revenues increased 13.9% to
   $21,752,000 in fiscal 1997 from $19,094,000 in fiscal 1996.   The main
   reason for this increase was the additional sales made to new customers during fiscal 1997. Software license fee revenues increased to $19,094,000 in fiscal 1996 from $11,534,000 in fiscal 1995. The 1995
   Acquisitions accounted for $4,623,000 of the fiscal 1996 increase in revenues. Exclusive of the revenues from the 1995 Acquisitions, the increase in software license fees during fiscal 1996 was mainly the result of new sales from a marketing relationship with International Business Machines Corporation, the hiring of additional sales personnel, and increased productivity of existing sales personnel.

   Service Revenues

   The Company offers both mandatory and optional services to its customers. Services provided include a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 8.9% to $16,781,000 in fiscal 1997 from $15,412,000 in fiscal 1996. Service revenues increased  40.6% to $15,412,000 from $10,962,000 in fiscal 1995.
   These increases were primarily due to growth in the customer base and normal price increases. Of the increase in fiscal 1996, $4,496,000 was attributable to the 1995 Acquisitions.

   Hardware Revenues

   As an option, the Company sells computer hardware manufactured by others, along with the Company's software and services, to provide its customers "integrated" solutions to their management information system needs. Hardware revenues decreased 39.1% to $4,112,000 in fiscal 1997 from $6,751,000 in fiscal 1996. The decrease was mainly due to increased sales of software on platforms for which the Company does not supply hardware. The Company has decided to reduce its sales of commodity priced hardware products and those which require specific expertise beyond the scope of the Company's product focus. The Company has developed relationships with various system integrators which sell the hardware and provide these value-added hardware services. Hardware revenues increased 3.4% to $6,751,000 in fiscal 1996 from $6,528,000 in fiscal 1995. This increase was primarily attributable to the 1995 Acquisitions.

   Cost of Third-Party Software License Fees

   Most of the Company's system sales also include the sale of a report writer, a word processor, and/or other software components provided by outside suppliers. The integration of these products into the Company's software products generally requires that the Company pay royalties to these suppliers. Cost of third-party software license fees increased to $3,065,000 in fiscal 1997 from $2,484,000 in fiscal 1996, and from
   $1,419,000 in fiscal 1995. Since these third-party software products are generally sold in conjunction with the Company's software license, the increase was primarily attributable to a rise in the level of the Company's software license fees. In fiscal 1996, the 1995 Acquisitions added $470,000 to the cost of third-party software license fees.

   Software Development Amortization

   Software development amortization represents the amortization of past investments made by the Company in product development. Software development amortization increased from $879,000 in fiscal 1995 to $1,591,000 in fiscal 1996, and to $2,535,000 in fiscal 1997. In 1994, the
   Company made a decision to significantly advance software products and technologies. This strategic decision resulted in a substantial increase in the Company's investment in software product development. During the three-year period ended November 30, 1997 and prior to the final completion of the software products, growth in software development amortization exceeded the growth of software license fees.

   Cost of Services

   Cost of services as a percentage of related revenues increased to 83.4% in 1997 from 78.6% in 1996. The main reasons for the increases include allocation of resources to assist in developing new product, educational costs related to new products and technologies, training costs associated with new personnel, increased costs related to warranty work, and the costs of establishing a sales and service presence in China ($245,000). The 1997 Cost Reduction reduced fiscal 1997 cost of services by $264,000 through a work force reduction and a decrease of indirect activities.
   Cost of services as a percentage of related revenues increased to 78.6% in fiscal 1996 from 71.9% in fiscal 1995. The increase was attributable to a rising cost of labor; additional management expense relating to expanding the service organization; additional expenses to further develop a worldwide learning initiative related to new selling relationships (3.5% of related revenues in fiscal 1996); and the training expense related to newly-hired employees.

   Cost of Hardware

   Cost of hardware as a percentage of related revenues increased to 79.3% in fiscal 1997 compared to 73.8% in fiscal 1996. Cost of hardware as a percentage of hardware revenues decreased to 73.8% in 1996 from 78.4% in fiscal 1995. Cost of hardware as a percentage of related revenues varies with the amount of price discounting, the proportion of high margin hardware sales where the Company brings technical expertise to the process, and the proportion of customers who purchase low margin hardware from the Company. Cost of hardware as a percentage of related revenues can rise or fall depending on the mix of these factors. Additionally, the cost of hardware as a percentage of hardware revenues can vary due to the proportion of lower-margin sales (cost plus 11%) made to the Company's joint ventures and affiliates, which were $534,000, $1,264,000, and $1,091,000 in fiscal 1997, 1996, and 1995, respectively. Commencing January 1, 1996, the Company began charging 11% over cost on hardware sales (previously sold at cost) to EMS Solutions, Inc., an affiliated entity owned by certain officers of the Company, to match similar terms offered to the Company's joint ventures. In June, 1997, EMS Solutions, Inc. ceased the purchase of hardware from the Company and began sourcing
   the hardware through non-affliated outside vendors.   Sales of hardware to
   EMS Solutions, Inc. were $331,000 in fiscal 1997, $851,000 in fiscal 1996 and $926,000 in fiscal 1995.

   Net Product Development Expenses

   Product development expenses, net of amounts capitalized, increased from $1,086,000 in fiscal 1995 to $2,235,000 in fiscal 1996 and to $2,391,000 in fiscal 1997. These increases were mainly the result of the Company's strategic initiative to increase investment in the development of future products, including the incorporation of various new technologies into the Company's software products. The 1997 Cost Reduction lowered new product development expense by $876,000 through reduction of the use of third-party consultants and a work force reduction. Management does not expect the reductions to impair the Company's research and development since such cost reductions represent a reduction in a temporary ramp-up to speed delivery of version 6.0 of the Company's software and a reduction in the number of consultants retained in respect to a customer project which was subsequently discontinued by the customer. In fiscal 1996, the 1995 Acquisitions added $659,000 to product expense, excluding $1,329,000 which was capitalized in accordance with Statement of Financial Standards
   (SFAS) No. 86. Management expects product development expense to stabilize in 1998 as efforts relating to the incorporation of certain new technologies concludes. Total development expense (defined as net development expense plus amounts capitalized) increased to $6,862,000 in fiscal 1997 from $5,607,000 in fiscal 1996 and from $3,407,000 in fiscal 1995. These expenses expressed as a percent of related software revenues were 31.6%, 29.4% and 29.5% in fiscal 1997, 1996 and 1995, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses increased to $15,957,000 in fiscal 1997 from $14,060,000 in fiscal 1996 and $9,479,000 in fiscal 1995. As a percent of gross margin (total net revenues minus total costs of products and services), selling and marketing expense increased from 70.0% to 80.7% between fiscal 1996 and fiscal 1997, and from 69.1% to 70.0% between fiscal 1995 and fiscal 1996, respectively. The increase in selling and marketing expense as a percent of gross margin between fiscal 1997 and fiscal 1996 was due to: 1) lower margin due to higher costs of software license fees (see above) and higher costs of services (see above); 2) increased expenses from developing international markets ($134,000) and lower productivity of new personnel; and 3) concern of prospective customers regarding the Company's negative operational results for fiscal 1997. The 1997 Cost Reduction lowered selling and marketing expense by $730,000 in fiscal 1997, mainly through a decrease in international market expansion, a focusing of market communications, and work force reduction. The 1995 Acquisitions accounted for $1,756,000 of the increase in the selling and marketing expenses in fiscal 1996.

   General and Administrative Expenses

   For fiscal 1997, general and administrative expense increased to $3,838,000 from $3,416,000 in fiscal 1996 and from $3,029,000 in fiscal
   1995. As a percent of gross margin (total net revenues minus total costs of products and services), these expenses were 22.0%, 17.0% and 19.4% in fiscal 1995, 1996 and 1997, respectively. The increase in general and administrative expense as a percent of gross margin from fiscal 1996 to fiscal 1997 was mainly due to an increase in the provision for bad debts (2.5%). The 1997 Cost Reduction lowered general and administrative expense by $303,000 in fiscal 1997 mainly through a work force reduction. The 1995 Acquisitions increased general and administrative expense by $1,009,000 in fiscal 1996. Other primary reasons for the increase in fiscal 1996 compared to fiscal 1995 include additional depreciation from rising levels of capital purchases ($161,000); added support personnel for system and facilities needs ($71,000); and additional administrative costs attributable to the growth in hardware and service revenues.

   Other Income/Expense

   Other income/expense provided $377,000 of expense for fiscal 1997 compared with $118,000 of expense for fiscal 1996 and $80,000 of income for fiscal 1995. Equity losses from affiliates were $25,000 in fiscal 1997 compared with $25,000 of income for fiscal 1996 and $31,000 of losses in fiscal 1995. The equity earnings for fiscal 1995 declined , in part, due to the merger with EMS-ILL, which resulted in reduced equity earnings from this former joint venture. Interest expense and interest income were $399,000 and $47,000, respectively, in fiscal 1997; $145,000 and $89,000, respectively, in fiscal 1996; and $52,000 and $176,000, respectively, in fiscal 1995. The decrease in interest income and the simultaneous rise in interest expense were mainly due to the Company's reduction in cash and short-term assets to fund investments in products, distribution channels, and service infrastructure. The Company anticipates that interest expense will continue to rise in the short-term with continued application of cash for operating and capital expenditure purposes.

   Income Tax Expense

   The effective income tax benefit rate was 22.2% for fiscal 1997 versus an effective income tax rate of 42.3% for fiscal 1996 and 37.6% for fiscal 1995. In fiscal 1997, the Company recorded a valuation allowance equal to 100% of the net deferred tax assets based on uncertainty regarding realization of such assets and thereby reduced the amount of tax benefit recorded by $329,000. In fiscal 1996, the effective income tax rate was higher than in fiscal 1995 due to reduced tax-exempt interest income and non-deductible meals and entertainment expenses.

   Liquidity and Capital Resources

   Cash provided by operations was $1,733,000 in fiscal 1997, $2,906,000 in fiscal 1996 and $1,915,000 in fiscal 1995. Non-cash expenditures, including both depreciation relating to capital expenditures and amortization associated with software product development, contributed to the cash provided.

   Investment activities used cash of $5,363,000 in fiscal 1997 compared to $4,163,000 of cash in fiscal 1996 and $1,850,000 of cash in fiscal 1995. The cash was used to fund capital expenditures of $1,177,000, $1,424,000, and $1,430,000 in fiscal 1997, 1996, and 1995, respectively, and to fund investment in capitalized software product development of $4,471,000, $3,372,000 and $2,321,000 in fiscal 1997, 1996, and 1995, respectively.
   The Company sold $505,000 of available-for-sale securities in fiscal 1997, $1,247,000 of available-for-sale securities in fiscal 1996, and $1,584,000 of available-for-sale securities and $743,000 hold-to-maturity securities in fiscal 1995, which funded, in part, the capital expenditures and capitalized product development. For fiscal 1998, the Company estimates that capital expenditures will approximate $1,000,000 and capitalized software product development will approximate $4,000,000.

   Financing activities provided $2,778,000 of cash in fiscal 1997, $1,788,000 of cash in fiscal 1996, and used $10,000 of cash in fiscal 1995. As of November 30, 1997, the Company had $ 2,538,000 of availability under its then existing $6,300,000 revolving line of credit based on the level of the Company's eligible accounts receivable. On December 31, 1997, the Company entered into a new borrowing agreement with Foothill Capital Corporation to replace its prior facility. The new facility includes a $6,000,000 revolving line of credit and a three-year term note for $3,112,500. Interest on the revolver is payable monthly based on the bank's base rate plus .75% (9.25% on December 31, 1997); the term note bears interest at 13.5% per year. The new agreement does contain certain restrictive covenants relating to income (EBITDA) , tangible net worth and level of capital expenditures. In order to meet these covenants, the Company will need positive operational results in fiscal 1998. As of December 31, 1997, the Company had $3,751,000 of availability under the new revolving line of credit.

   The Company believes its cash flows from operations and funds available under its line of credit will be adequate to finance capital expenditures and working capital requirements for at least the next twelve months.

   The Company utilizes a combination of its own software and custom written systems for running its own operations. Based on its own evaluation, the Company believes that there will be no significant costs associated with ensuring year 2000 compliance of its internal systems. Since the release of version 5.1.2 of the Company's software product, the Company's software product has been year 2000 compliant.

   American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Therefore, SOP 97-2 will effect transactions entered into by the Company beginning December 1, 1998. SOP 97-2 addresses various aspects of the recognition of revenue on software transactions and supersedes SOP 91-1, the policy currently followed by the Company. SOP 97-2 provides guidance on software arrangements consisting of multiple elements, evidence of fair value, delivery of elements, accounting for service elements, and software arrangements requiring significant production, modification, or customization of software. The Company is currently evaluating the impact SOP 97-2 will have on the Company's consolidated financial statements.

   Note Regarding Forward-Looking Statements

   Certain matters discussed in Management's Discussion and Analysis (as well as elsewhere in the Company's Annual Report) are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to the factors set forth in
   Item 1 of Part I of this Annual Report on Form 10-K (See "Business-Business Risk Factors"), risks and uncertainties include customer acceptance of version 6.0 of the Company's software product, the Company's ability to implement successfully its cost reduction initiatives, generation of adequate cash to fund on-going research and development needs and requirements, and maintenance of an experienced level of sales and service personnel. Shareholders, potential investors, and other parties are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                   Not Applicable


   Item 8.  Financial Statements and Supplementary Data

                       Effective Management Systems, Inc.

                        Consolidated Financial Statements

                  Years ended November 30, 1997, 1996 and 1995


                                    Contents

   Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . 28

   Consolidated Financial Statements

   Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
   Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . 31
   Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . . . 32
   Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . 33
   Notes to Consolidated Financial
     Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35

   Report of Ernst & Young LLP, Independent Auditors

   The Board of Directors and Stockholders
   Effective Management Systems, Inc.

   We have audited the accompanying consolidated balance sheets of Effective Management Systems, Inc. (the Company) and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1997. Our audits also included the financial Statement Schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


   /s/ Ernst & Young
   Ernst & Young

   Milwaukee, Wisconsin
   January 16, 1998

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                           November 30
    Assets                                           1997              1996
    Current Assets:
      Cash and cash equivalents                    $   14         $   866
      Investment in available-for-sale
        securities (Note 3)                             -             505
      Accounts receivable:
         Trade, less allowance for doubtful
         accounts of $462-1997; $346-1996          12,370          11,146
    Related parties                                   604             693
                                                   ------          ------
                                                   12,988          11,839

      Refundable income taxes                         312             159
      Inventories                                     280             391
      Deferred income taxes (Note 10)                   -             175
      Prepaid expenses and other current assets       146             174
                                                   ------          ------
    Total current assets                           13,726          14,109

    Software development costs, net                 7,717           5,781
    Investments in and advances to
      unconsolidated joint ventures                   182             199
    Equipment and leasehold improvements, net
      (Note 4)                                      3,917           3,961
    Intangible assets, net (Note 5)                 2,444           2,690
    Other assets                                      811             706
                                                   ------         -------
    Total assets                                  $28,797         $27,446
                                                   ======         =======

    Liabilities and stockholders' equity
    Current liabilities:
      Accounts payable                            $ 2,272         $ 2,026
      Accrued liabilities                           2,773           2,846
      Deferred revenue                              5,887           4,605
      Customer deposits                                63             109
      Current portion of long-term obligations        946             127
        (Note 7)                                  -------         -------
    Total current liabilities                      11,941           9,713

    Deferred revenue and other long-term
    liabilities                                       317             453
    Long-term obligations (Note 7)                  3,966           2,123
    Deferred income taxes (Note 10)                     -             560

    Commitments and contingencies (Note 7)

    Stockholders' equity:
      Preferred stock, $.01 par value;
        authorized 3,000,000 shares, none issued
        or outstanding                                  -               -
      Common stock, $.01 par value; authorized
        20,000,000 shares, issued 4,067,310 and
        4,011,018 shares; outstanding 4,054,685
        and 4,008,393 shares                           41              41
      Common stock warrants                             4               4
      Additional paid-in capital                   11,328          11,137
      Retained earnings                             1,260           3,420
      Cost of common stock in treasury
        (12,625 and 2,625 shares)                     (60)             (5)
                                                  -------         -------
                                                   12,573          14,597
                                                  -------         -------
    Total liabilities and stockholders'
      equity                                      $28,797         $27,446
                                                  =======         =======

   See accompanying notes.


                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

                      Consolidated Statements of Operations
                    (In Thousands, except per share amounts)
                                                                            Year Ended November 30
                                                                 1997                    1996              1995
    Net revenues:
      Software license fees                                     $21,752                $19,094           $11,534
      Services                                                   16,781                 15,412            10,962
      Hardware                                                    4,112                  6,751             6,528
                                                               --------               --------          --------
                                                                 42,645                 41,257            29,024
    Costs of products and services:
      Cost of third-party software license fees                   3,065                  2,484             1,419
      Software development amortization                           2,535                  1,591               879
      Cost of services                                           14,000                 12,109             7,884
      Cost of hardware                                            3,260                  4,979             5,118
                                                               --------               --------          --------
                                                                 22,860                 21,163            15,300

    Selling and marketing expenses                               15,957                 14,060             9,479
    General and administrative expenses                           3,838                  3,416             3,029
    Software development expenses                                 2,391                  2,235             1,086
                                                               --------               --------          --------
                                                                 45,046                 40,874            28,894

    Income (loss) from operations                                (2,401)                   383               130

    Other income (expense):
      Equity in earnings (losses) of unconsolidated
        joint ventures                                              (25)                    25               (31)
      Interest income                                                47                     89               176
      Interest expense                                             (399)                  (145)              (52)
      Other                                                           -                    (87)              (13)
                                                               --------               --------           -------
                                                                   (377)                  (118)               80

   Income (loss) before income taxes                             (2,778)                   265               210
    Income tax benefit (expense)                                    618                   (112)              (79)
                                                               --------               --------           -------
   Net income (loss)                                            $(2,160)               $   153            $  131
                                                                =======               ========           =======

    Net income (loss) per common share -
      Primary and fully diluted                                   $(.53)                 $ .04             $ .04
                                                                =======                =======            ======

    Weighted average common and common equivalent
    shares -
      Primary and fully diluted                                   4,048                  3,965             3,669
                                                               ========               ========           =======

   See accompanying notes



                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

                 Consolidated Statements of Stockholders' Equity
                             (Dollars in Thousands)

                                                                              Common
                                                                               Stock
                                                                                and
                                                                    Common   Warrants
                                                        Common      Stock      to be    Paid-in  Retained   Treasury
                                           Shares        Stock     Warrants   Issued    Capital  Earnings    Stock      Total

    Balance, November 30, 1994          3,545,215          $36        $-         $-     $7,187   $3,136         $(5)  $10,354
      Issuance of common stock:
         Acquisitions                     328,393            3         -          -      2,338        -           -     2,341
         Stock options                     30,002            -         -          -         71        -           -        71
         Employee stock purchase
            plan                           18,671            -         -          -         96        -           -        96
      Issuance of common stock
        warrants for acquisitions               -            -         3          -        970        -           -      9763
      Common stock and warrants to
        be issued to complete Intercim
        transaction                             -            -         -        211          -        -           -       211
      Net income                                -            -         -          -          -      131           -       131
                                        ---------        -----      ----      -----     ------    -----       -----    ------
    Balance, November 30, 1995          3,922,281           39         3        211     10,662    3,267          (5)   14,177
      Issuance of common stock:
         Acquisitions                      24,000            -         -          -        132        -           -       132
         Stock options                     35,000            1         -          -         60        -           -        61
         Employee stock purchase
            plan                           29,718            -         -          -        113        -           -       113
         Warrants                              19            -         -          -          -        -           -         -
      Issuance of additional common
        stock and warrants to complete
        Intercim transaction                    -            1         1       (172)       170        -           -         -
      Purchase of shares from
        dissenting former Intercim
        shareholder                             -            -         -        (39)         -        -           -       (39)
      Net income                                -            -         -          -          -      153           -       153
                                        ---------        -----      ----       ----     ------    -----        ----    ------
    Balance, November 30, 1996          4,011,018           41         4          -     11,137    3,420          (5)   14,597
      Issuance of common stock:
         Stock options                     39,500            -         -          -         68        -           -        68
         Employee stock purchase
            plan                           26,792            -         -          -        123        -           -       123
      Purchase of treasury shares         (10,000)           -         -          -          -        -         (55)      (55)
      Net loss                                  -            -         -          -          -   (2,160)          -    (2,160)
                                        ---------        -----      ----       ----    -------  -------       -----   -------
    Balance, November 30, 1997          4,067,310          $41        $4        $ -    $11,328  $ 1,260        $(60)  $12,573
                                        =========        =====      ====       ====    =======  =======       =====   =======
   See accompanying notes.



                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                                                                    Year ended November 30
                                                                      1997                   1996                1995

    Operating activities
    Net income (loss)                                                $(2,160)               $ 153             $ 131
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation                                                     1,234                1,037               730
      Amortization, other                                                246                  189                82
      Amortization of capitalized computer software
        development costs                                              2,535                1,591               879
      Equity in losses (earnings) of joint ventures                       25                  (25)               31
      (Gain) loss on disposal of equipment and
        leasehold improvements                                             -                  (24)                4
      Deferred income taxes                                             (385)                 202               554
      Changes in operating assets and liabilities:
         Accounts receivable                                          (1,135)              (1,770)             (297)
         Inventories and other current assets                            100                  341               265
         Accounts payable and other liabilities                        1,273                1,212              (464)
                                                                    --------             --------          --------
    Total adjustments                                                  3,893                2,753             1,784
                                                                    --------             --------          --------
    Net cash provided by operating activities                          1,733                2,906             1,915

    Investing Activities
    Acquisition of Darwin Data Systems, net of cash
      received of $19                                                      -                  (51)                -
    Acquisition of EMS-Illinois, net of cash received
      of $160                                                              -                    -              (238)
    Acquisition of Intercim                                                -                    -              (225)
    Additions to equipment and leasehold
      improvements                                                    (1,177)              (1,424)           (1,430)
    Purchases of available-for-sale securities                             -                 (495)                -
    Proceeds from sales of available-for-sale
    securities                                                           505                1,247             1,584
    Proceeds from sales of held-to-maturity securities                     -                    -               743
    Proceeds from sale of equipment and leasehold
      improvements                                                         7                   68                39
    Increase in cash surrender value of life insurance                   (25)                 (25)              (31)
    Software development costs capitalized                            (4,471)              (3,372)           (2,321)
    Other                                                               (202)                (111)               29
                                                                     -------             --------           -------
    Net cash used in investing activities                             (5,363)              (4,163)           (1,850)

    Financing activities
    Proceeds from issuance of stock to employees                         191                  174               167
    Proceeds from increase in debt                                     2,797                1,864                 -
    Payments on long-term debt and capital lease
      obligations                                                       (155)                (250)             (177)
    Purchase of treasury stock                                           (55)                   -                 -
    Net cash provided by (used in) financing
    activities                                                         2,778                1,788               (10)
                                                                     -------             --------            ------
    Net increase (decrease) in cash                                     (852)                 531                55
    Cash:
      Beginning of year                                                  866                  335               280
      End of year                                                      $  14                $ 866             $ 335
                                                                     =======             ========           =======
    Supplemental cash flow information:
      Interest paid                                                    $ 399                $ 133              $ 52
      Income taxes paid (refunded), net                                 (172)                (464)              357
      Noncash transactions:
         Equipment recorded under capital lease
            obligations                                                   20                  371                 -
         Issuance of common stock and warrants
            for acquisitions                                               -                  132             3,525
   See accompanying notes.


                       Effective Management Systems, Inc.

                   Notes to Consolidated Financial Statements

                                November 30, 1997
                (Dollars in thousands, except per share amounts)

   1. Basis of Presentation and Significant Accounting Policies

   Consolidation

   The accompanying consolidated financial statements include the accounts of Effective Management Systems, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   In October 1997, the AICPA issued SOP 97-2, "Software Revenue
   Recognition," which changes the requirements for revenue recognition and supersedes SOP 91-1 effective for transactions that the Company will enter into beginning December 1, 1998. The Company intends to review the provisions of its software license contracts and make the changes necessary to have them meet the standards of the new SOP.

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

   Capitalized software development costs, stated at the lower of cost or net realizable value, were $7,717 and $5,781 at November 30, 1997 and 1996, respectively, which is net of accumulated amortization of $7,877 and $5,342, respectively.

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

   Assets under capital leases are amortized on a straight-line basis over their useful lives.

   Intangible Assets

   Intangible assets are amortized using the straight-line method for financial reporting purposes over the following estimated lives:

                                                        Years

                   Customer list                         15
                   Goodwill                             12-20
                   Other intangibles                     6-40

   Income Taxes

   Deferred income taxes are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Net Income (Loss) Per Common Share

   Net income (loss) per common share is computed based on the weighted average number of common shares outstanding for the periods presented. Net income per common share includes the dilutive effect of stock options and warrants calculated using the "treasury stock" method.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. In the first quarter of fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share will exclude the dilutive effect of stock options and warrants. Basic earnings per share for the year ended November 30, 1997 and 1996 would have been the same as previously reported primary earnings per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

   Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, related-party receivables, trade payables and debt instruments. The book values of cash and cash equivalents, marketable securities, trade receivables, related-party receivables and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of November 30, 1997, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 8 for the terms and carrying values of the Company's various debt instruments.

   Stock Compensation

   As is permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock compensation (e.g., stock options) in accordance with APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price (referred to as "intrinsic value") at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known. See Note 9.

   New Pronouncements

   The Company will be required to adopt SFAS No. 130, "Reporting Comprehensive Income," for years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

   Reclassifications

   Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

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

   On September 6, 1995, the Company acquired all of the common stock of Intercim for approximately $3,355, composed of 278,193 shares of the Company's common stock valued at $7.50 per share and 278,193 of the Company's warrants valued at $3.75 per share, and direct acquisition costs of $225. Because the average trading price (Price) of the warrants for the 15 trading days prior to April 18, 1996, was less than $3.8075, the Company was required to issue 123,719 additional warrants, which was equal to the difference between the number of warrants originally issued and the warrants which should have been issued at the Price above, had the Price been known at September 6, 1995.

   The acquisitions have been accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of such companies have been adjusted to their estimated fair values. The excess of cost over the net assets acquired has been allocated to goodwill.

   The results of operations for Darwin, EMS-Illinois and Intercim have been included in the Company's consolidated financial statements from their respective acquisition dates. The unaudited pro forma results of operations below for EMS-Illinois and Intercim assume that the acquisitions had occurred at the beginning of the period. In addition to combining the historical results of all the entities, the pro forma calculations include adjustments for amortization of various intangibles acquired in conjunction with the acquisition and elimination of intercompany transactions with EMS-Illinois. However, no adjustments have been reflected for nonrecurring expenses as a result of the combination of the entities.


   Year ended November 30, 1995 (Unaudited):

               Total net revenue                        $ 34,174
               Net income (loss)                            (505)
               Earnings per share                           (.13)


   Pro forma results have not been included for 1996 for the Darwin acquisition because the impact was not significant.

   3. Investments

   The following is a summary of investment securities at November 30, 1996:

                                            Available-for-Sale Securities
                                                         Gross
                                                       Unrealized   Estimate
                                                         Gains       d Fair
                                            Cost        (Losses)     Value
    Obligations of states and
       political subdivisions                $505           $ -      $505

   All of the above securities were due in one year or less.

   During the years ended November 30, 1997 and 1996, debt available-for-sale and certain debt held-to-maturity securities with fair market value of $505 and $1,247, respectively, were sold, with proceeds received approximating cost. The sales were made to provide funding for certain acquisitions, software development and normal operations. No unrealized holding gains (losses) on available-for-sale securities, which would be included as a separate component of shareholders' equity, have been recorded as cost approximated estimated fair value as of November 30, 1996.

   4. Equipment and Leasehold Improvements

   Equipment and leasehold improvements consisted of the following at November 30:

                                                     1997           1996

    Equipment                                       $7,119         $6,090
    Furniture and fixtures                           1,346          1,199
    Leasehold improvements                             478            426
    Equipment under capital leases                     416            454
                                                  --------        -------
                                                     9,359          8,169
    Less accumulated depreciation and
    amortization                                    (5,442)        (4,208)
                                                  --------        -------
    Equipment and leasehold improvements, net       $3,917         $3,961
                                                  ========        =======


   5. Intangible Assets

   Intangible assets consisted of the following at November 30:

                                                  1997            1996

    Goodwill                                    $1,445             $1,445
    Customer list                                1,400              1,400
    Other                                          200                200
                                               -------             ------
                                                 3,045              3,045
    Less accumulated amortization                 (601)              (355)
                                               -------             ------
    Intangible asset, net                       $2,444             $2,690
                                               =======             ======


   6. Affiliated Company

   Certain of the Company's stockholders also own all of the common stock of an affiliated company, EMS Solutions, Inc. (Solutions), which develops and sells computer software and related hardware to the food vending and food distribution industry. The Company has provided certain services to Solutions for which the Company received fees of $122, $269 and $321 in 1997, 1996 and 1995, respectively, that are recorded as an offset to general and administrative expense. The Company also sells computer hardware to Solutions that totaled $331, $851 and $926 in 1997, 1996 and 1995, respectively. Amounts due from Solutions were $404 and $445 at November 30, 1997 and 1996, respectively. Material transactions with Solutions must be approved by a majority of the Company's external directors.

   On July 1, 1997, Solutions moved to new facilities and no longer utilizes office space or other material services of the Company. In addition, Solutions no longer purchases computer hardware from the Company.

   7. Long-Term Debt and Lease Commitments

   Long-term obligations consist of the following at November 30:

                                                  1997               1996

    Line of credit                               $3,762            $1,864
    Notes payable                                   910                27
    Capital lease obligations                       240               359
                                               --------           -------
                                                  4,912             2,250
    Less amounts due within one year               (946)             (127)
                                               --------           -------
                                                 $3,966            $2,123
                                               ========           =======

   On December 31, 1997, the Company entered into a loan and security agreement (Agreement) with Foothill Capital Corporation (Foothill), which includes a revolving line of credit facility (Revolver) providing for maximum borrowings of $6,000 and a three-year term note for $3,112. The term note calls for 36 monthly payments of $65 with the remaining balance of principal due December 30, 2000. Amounts outstanding have been classified as long-term based upon the stated maturity date and the Company's estimates that borrowings will not decrease during fiscal 1998. Interest on the Revolver is payable monthly based on the bank's base rate plus .75% (9.25% at December 31, 1997); the term note bears interest at 13.5% per year.

   Borrowings under the Agreement are secured by substantially all assets of the Company (except inventory subject to the lien of a vendor). In addition, the Agreement requires the Company to maintain compliance with various covenants, including minimum levels of tangible net worth and adjusted operating income. The Company is also required to pay a monthly commitment fee of .50% per annum on the difference between the commitment amount and balance outstanding under the Revolver in lieu of a minimum monthly interest payment.

   The Company leases computer and other equipment under capital leases. The Company also leases office space, automobiles, and certain other equipment under operating leases.

   At November 30, 1997, future payments under capital and noncancellable operating leases were as follows:

    Fiscal Year Ending November 30      Capital Leases     Operating Leases

    1998                                         $162              $1,198
    1999                                          111               1,159
    2000                                            -               1,132
    2001                                            -                 989
    2002                                            -                 713
    Thereafter                                      -                 849
    Total minimum lease obligations               273              $6,040
    Amounts representing interest                 (33)
    Capital lease obligations                    $240

   Amortization expense relating to assets under capital leases is included in total depreciation expense for the period.

   Total rent expense on all operating leases was approximately $1,663, $1,404 and $1,042 in 1997, 1996 and 1995, respectively.

   8. Stockholders' Equity

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

   9. Stock Options and Employee Stock Purchase Plans

   The Company maintains the 1986 Employees' Stock Option Plan (the 1986
   Plan) pursuant to which executive officers and other key employees of the Company have received options to purchase shares of the Company's common stock. Options under the 1986 Plan were granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options to purchase an aggregate of 57,000 shares have previously been granted and remain outstanding at November 30, 1997. No additional options will be granted under the 1986 Plan.

   In December 1993, the Company's Board of Directors adopted the Effective Management Systems, Inc. 1993 Stock Option Plan (the 1993 Plan). The 1993 Plan, as amended, provides for the granting of both incentive stock options and nonqualified stock options to employees and nonqualified stock options to non-employee directors of the Company covering up to a maximum of 550,025 shares. Under the 1993 Plan, the exercise price of options granted cannot be less than 100% of the fair market value of a share of the Company's stock at the date of grant.

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

   Information with respect to stock options granted under all plans is as follows:


                                                             Number of      Exercise Price Per    Weighted Average
                                                               Shares              Share           Exercise Price
    Outstanding at November 30, 1994                           389,424            $1.57-$8.00
      Granted                                                  518,352             6.125-7.25
      Exercised                                                (29,949)             1.57-6.25
      Canceled or expired                                      (47,399)                  6.25
                                                               -------             ----------           --------
    Outstanding at November 30, 1995                           830,428              1.57-8.00
      Granted                                                  124,043              4.75-7.00
      Exercised                                                (35,000)                  1.71
      Canceled or expired                                      (14,569)             5.75-7.50
                                                               -------             ----------           --------
    Outstanding at November 30, 1996                           904,902              1.71-7.50              $6.13
      Granted                                                  109,938              4.63-6.75               5.73
      Exercised                                                (39,500)             1.71-1.71               1.71
      Canceled or expired                                      (54,961)             4.75-7.50               6.63
                                                               -------              ---------           --------
    Outstanding at November 30, 1997                           920,379            $2.29-$8.25              $6.24
                                                               =======             ==========           ========


   At November 30, 1997, options to purchase 513,287 shares were exercisable under all plans, at a weighted average exercisable price of $6.29 and a weighted average contractual life of 7.3 years.

   In determining the effect of FASB Statement No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1997: risk-free interest rates of 5.36%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .92, and a weighted-average expected life of the options of 4.93 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The Company's pro forma information, as if these options had been expensed in accordance with FASB Statement No. 123, follows:

                                                     1997           1996

       Pro forma net income (loss)                $(2,286)           $114
       Pro forma earnings (loss) per share           (.56)            .03

   In December 1993, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (Stock Purchase Plan), which permits employees to purchase shares of the Company's common stock during six-month periods beginning on June 1 and December 1 of each year. The purchase price of such shares will be equal to the lesser of 85% of the fair market value of the stock at the beginning or end of each six-month offering period. During fiscal 1997 and 1996, 26,792 and 29,718 shares, respectively, were purchased under the Stock Purchase Plan. The maximum cumulative number of shares that may be purchased under the Stock Purchase Plan is 100,240.

   The Company has reserved 1,508,813 shares of its common stock for potential conversion of common stock warrants and issuance under the stock option and purchase plans described above.

   10. Income Taxes

   Income tax expense (credit) in the consolidated statement of operations consists of the following:

                                      Year ended November 30
                                1997            1996           1995
    Current:
      Federal                   $(233)          $(170)         $(485)
      State                         -              80             10
                              -------         -------       --------
                                 (233)            (90)          (475)
    Deferred                     (385)            202            554
                              -------         -------       --------
                                $(618)           $112           $ 79
                              =======         =======       ========


   The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is:


                                                                              Year ended November 30
                                                                   1997                  1996                 1995
    Tax at U.S. statutory rate of 34%                             $(945)                $ 90                $ 71
    State income taxes, net of federal benefit                        -                   14                   7
    Nondeductible items                                               -                  112                  82
    Tax-exempt investment income                                      -                  (13)                (32)
    General business credits                                          -                  (98)                (69)
    Change in valuation allowance                                   329                    -                  22
    Other                                                            (2)                   7                  (2)
                                                                 ------              -------             -------
                                                                  $(618)                $112                $ 79
                                                                 ======              =======             =======


   The significant components of the deferred tax accounts recognized for financial reporting purposes at November 30 were as follows:


                                                        1997             1996
    Deferred tax liabilities:
      Capitalized computer software costs              $3,087           $2,341
      Depreciation                                        342              328
      Other, net                                           16               15
                                                      -------          -------
    Total deferred tax liabilities                      3,445            2,684

    Deferred tax assets:
      Net operating loss carryforwards                  2,902            1,578
      Allowance for doubtful accounts                     185              108
      Deferred revenue                                    127               72
      Inventory                                            30               40
      General business credit                             442              448
    carryforwards
      Other, net                                           88               53
                                                      -------          -------
    Total deferred tax assets                           3,774            2,299
    Valuation allowance                                  (329)               -
    Net deferred tax liabilities                         $  -           $  385
                                                      =======         ========


   At November 30, 1997, the Company had net federal and state operating loss carryforwards (NOLs) of approximately $6.8 million and $8.3 million, respectively, available to offset future federal and state taxable income. The utilization of $2,730,000 of the NOLs is subject to an annual limitation of approximately $182,000 annually and expires in the year 2010. The carryforwards resulted from the Company's acquisition of Intercim Corp. (Intercim) in 1995 and net operating losses. In addition, the Company has general business credits totaling $442,000 which can be used to reduce federal taxable income through 2011.

   In 1997, a valuation allowance equal to 100% of the net deferred tax assets has been recognized based on uncertainty regarding realization of such assets.

   11. Savings Plan

   The Company has a defined contribution 401(k) savings plans that covers substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company also matches certain amounts and/or provides additional discretionary contributions, as defined. The Company's contributions to the various plans were $310, $345 and $246 for 1997, 1996 and 1995, respectively.


   Schedule II Valuation and qualifying accounts


                                                     COL. A           COL. B         COL. C          COL. D        COL. E
                                                                                   Additions

                                                                        (1)            (2)
                                                                    Charged to     Charged to
                                                   Balance at        costs and   other accounts-    Deductions-   Balance at end
                   Description                beginning of period    expenses       describe         describe        of period

        Years ended November 30, 1997

        Deducted from Asset Accounts:
        Allowance for doubtful accounts                $346.00            0           $120.00         $4.00            $462.00

        Years ended November 30, 1996

        Deducted from Asset Accounts:
        Allowance for doubtful accounts                $262.00            0           $187.00        $103.00           $346.00

        Years ended November 30, 1995

        Deducted from Asset Accounts:
        Allowance for doubtful accounts                $228.00         $44.00          $25.00         $35.00           $262.00

        Years ended November 30, 1994

        Deducted from Asset Accounts:
        Allowance for doubtful accounts                $115.00            0           $178.00         $65.00           $228.00



                                    Part III

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable


   Item 10. Directors and Executive Officers of the Registrant

   Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 annual meeting of shareholders under the captions "Election of Directors", "Executive Officers" and "Miscellaneous-Other Matters". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 11. Executive Compensation

   Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 annual meeting of shareholders under the caption "Board of Directors-Director Compensation" and "Executive Compensation"; provided, however, that the subsection entitled "Executive Compensation-Report on Executive Compensation" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 annual meeting of shareholders under the caption "Principal Shareholders". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 13. Certain Relationships and Related Transactions

   Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission with 120 days after the end of the Company's fiscal year.

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   1.   Exhibits

        Reference is made to the separate exhibit index contained on pages E-1 through E-5 hereof.

   2.   Financial Statements and Financial Statement Schedules

        Reference is made to the separate index in Item 8 of this Annual Report on Form 10-K with respect to the financial statements and schedule filed herewith.

   3.   Reports on Form 8-K

        No Current Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended November 30, 1997.

                                   SIGNATURES

        In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 1998.

                                 EFFECTIVE MANAGEMENT SYSTEMS, INC.


                                 By: /s/ Michael D. Dunham
                                 Michael D. Dunham
                                 President


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 1998.


        Signature                          Title


   /s/ Michael D. Dunham              President and Director
   Michael D. Dunham                  (Principal executive Officer)



   /s/ Jeffrey J. Fossum              Chief Financial Officer and Assistant
   Jeffrey J. Fossum                  Treasurer (Principal Financial and
                                      Accounting Officer)


   /s/ Helmut M. Adam                 Director
   Helmut M. Adam


   /s/ Thomas M. Dykstra              Director
   Thomas M. Dykstra



   /s/ Scott J. Mermel                Director
   Scott J. Mermel


   /s/ Robert E. Weisenberg           Director
   Robert E. Weisenberg

                                INDEX TO EXHIBITS

     Exhibit                     Exhibit Description
       No.
    2.1 Agreement and Plan of Merger, dated as of February 17, 1995 among Effective Management Systems, Inc., EMS Acquisition Corp. and Intercim Corporation [Incorporated by reference to Exhibit 2.1 to Effective Management Systems, Inc.'s Registration Statement on Form S-4 (Registration No. 33-95338)]

    2.2 Amendment No. 1 to Agreement and Plan of Merger described in Exhibit 2.1, dated as of June 30, 1995 [Incorporated by reference to Exhibit 2.2 to Effective Management Systems, Inc. Registration Statement on Form S-4 (Registration No. 33-95338)]

    2.3 Amendment No. 2 to Agreement and Plan of Merger described in Exhibit 2.1, dated as of July 31, 1995 [Incorporated by reference to Exhibit 2.3 to Effective management Systems, Inc.'s Registration Statement on Form S-4 (Registration No. 33-95338)]

    2.4 Agreement of Merger, dated as of March 22, 1995, among Effective Management Systems, Inc., EMS Illinois Acquisition Corp., Effective Management Systems of Illinois, Inc., Richard W. Grelck and Daniel E. Long [Incorporated by reference to Exhibit 2.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 1995]

    3.1        Restated Articles of Incorporation of Effective
               Management Systems, Inc. [Incorporated by reference to
               Exhibit 3.1 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    3.2        By-laws of Effective Management Systems, Inc.
               [Incorporated by reference to Exhibit 3.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    4.1 Article 4 of the Restated Articles of Incorporation of Effective Management Systems, Inc. [Incorporated by reference to Exhibit 3.1 of Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    4.2 Loan and Security Agreement, dated November 9, 1992, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliated [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    4.3 First Amendment to Loan and Security Agreement, dated April 23, 1993, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.3 to Effective Management Systems, Inc.'s Registration Statement on Forms SB-2 (Registration No. 33-73354)]

    4.4 Second Amendment to Loan and Security Agreement, dated February 8, 1994, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.4 to Effective Management Systems, Inc.'s Registration Statement on Forms SB-2 (Registration No. 33-73354)]

    4.5 Third Amendment to Loan and Security Agreement, dated May 11, 1995, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.1 to Effective Management systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 29, 1996]

    4.6 Fourth Amendment to Loan and Security Agreement dated August 31, 1995, by and between Bank One, Milwaukee, National Association, and Effective Management systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 29, 1996]

    4.7 Fifth Amendment to Loan and Security Agreement, dated August 31, 1995, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates. [Incorporated by reference to Form 10-KSB for the year ended November 30, 1996]

    4.8 Sixth Amendment to Loan and Security Agreement, dated October 31, 1996, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates. [Incorporated by reference to Form 10-KSB for the year ended November 30, 1996]

    4.9 Seventh Amendment to Loan and Security Agreement, dated February 27, 1997 by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates [Incorporated by reference to Exhibit 4.1 to Effective Management systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997]

    4.10 Eighth Amendment to Loan and Security Agreement dated July 11, 1997, by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc., and certain affiliates [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997]

    4.11 Ninth Amendment to Loan and Security Agreement dated September 9, 1997 by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 31, 1997]

    4.12 Tenth Amendment to Loan and Security Agreement dated September 30, 1997 by and between Bank One, Milwaukee, National Association, and Effective Management Systems, Inc. and certain affiliates [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 31, 1997]

    4.13 Warrant Agreement between Effective Management Systems, Inc. and American Stock Transfer & Trust company, dated as of September 6, 1995 [Incorporated by reference to
               Exhibit 4.2 to Effective management Systems, Inc.'s Current Report on Form 8-K, dated September 6, 1995]

    4.14 Loan and Security Agreement by and between Foothill Capital corporation and Effective Management Systems, Inc; EMS-East, Inc.; and Effective Management Systems of Illinois, Inc. dated December 31, 1997

    10.1 Business Agreement by and between Digital Equipment Corporation and Effective Management Systems, Inc., effective as of February 8, 1994 [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.2 Addendum to Business Agreement by and between Digital Equipment Corporation and Effective Management Systems, Inc., effective as of February 8, 1994 [Incorporated by reference to Exhibit 10.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.3 Value Added Reseller Agreement by and between Digital Information Systems corporation and Effective Management Systems, Inc., effective as of November 9, 1992 [Incorporated by reference to Exhibit 10.3 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 registration No. 33-73354)]

    10.4 Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated as of March 4, 1991 [Incorporated by reference to Exhibit 10.4 to Effective Management system, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.5 Amendment No. 1 to domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated as of October 29, 1991 [Incorporated by reference to Exhibit 10.5 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.6 Amendment No. 2 to Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated as of June 11, 1993 [Incorporated by reference to Exhibit 10.6 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.7 Software Supplier Agreement dated August 6, 1994, by and between Effective Management Systems, Inc. and Hewlett Packard Company [Incorporated by reference to
               Exhibit 10.7 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994]

    10.8 Joint Venture Agreement, dated September 15, 1985, by and between Effective Management Systems, Inc. and Joseph H. Schlanser, Aurinee M. Schansler and Barton R. Benjamin [Incorporated by reference to Exhibit 10.9 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.9 International Marketing Agreement, dated July 5, 1994, by and between Effective Management Systems, Inc. Systems, Inc. and Systems Technology Management Corporation [Incorporated by reference to Exhibit 10.11 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994]

    10.10 Lease by and between Effective Management Systems, Inc. and Milwaukee Park Place Limited Partnership, as amended [Incorporated by reference to Exhibit 10.10 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.11      Effective Management Systems, Inc. 1986 Employee's
               Stock Option Plan [Incorporated by reference to Exhibit
               10.11 to Effective Management Systems, Inc.'s
               Registration Statement on Form SB-2 (Registration No.
               33-73354)]

    10.12 Effective Management Systems, Inc. 1993 Stock Option Plan, as amended [Incorporated by reference to Exhibit
               10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1996]

    10.13 Stock Option Agreement by and between Helmut M. Adam and Effective Management Systems, Inc., dated as of December 17, 1993 [Incorporated by reference to Exhibit
               10.13 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.14 Stock Option Agreement by and between Scott J. Mermel and Effective Management systems, Inc., dated as of December 17, 1993 [Incorporated by reference to Exhibit
               10.14 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)]

    10.15 Bonus Arrangement by and between Thomas G. Allen and Effective Management Systems, Inc. [Incorporated by reference to Exhibit 10.16 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994]

    10.16 IBM Business Partner Agreement between International Business Machines Corporation and Effective Management Systems, Inc., dated as of March 3, 1995 [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 1995]

    10.17 Software Reseller Agreement between International Business Machines corporation and Effective Management Systems, Inc., dated as of September 6, 1995 [Incorporated by reference to Exhibit 10.18 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1995]

    10.18      Distributor Agreement with Pioneer Standard
               Electronics, Inc. [Incorporated by reference to Exhibit
               10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997]

    10.19      IBM Market Development Program Agreement dated
               September 3, 1997 [Incorporated by reference to
               Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 31, 1997]

    10.20      Relationship Agreement with CIMX, an Ohio Limited
               Liability Company and Effective Management Systems, Inc. dated December 31, 1997

    21         List of subsidiaries of Effective Management Systems,
               Inc.

    23         Consent of Ernst & Young, LLP

    27         Financial Data Schedule

    99         Proxy Statement for 1998 Annual Meeting of Shareholders

               The Proxy Statement for the 1998 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy statement for the 1998 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K