Form 10-Q
period 1998-02-28
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1998-04-14
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998
   OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO ____________


   Commission file number 0-23438

                       Effective Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

                 Wisconsin                             39-1292200
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

    12000 West Park Place, Milwaukee, WI                 53224
      (Address of principal executive                  (Zip Code)
                  offices)

   Registrant's telephone number, including area code: (414) 359-9800


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___
    No _______


   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                Class                    Outstanding as of February 28, 1998

     Common Stock, $0.1 par value                     4,079,455

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                February 28, 1998


                                      INDEX



   PART 1 - FINANCIAL INFORMATION                              PAGE

   Item 1    Financial Statements

             Consolidated Balance Sheets at
             February 28, 1998 and November 30, 1997             3

             Consolidated Statements of Operations - Three
             Months Ended February 28, 1998 and
             February 28, 1997                                   5

             Consolidated Statements of Cash Flows - Three
             Months Ended February 28, 1998 and February 28,
             1997                                                6

             Notes to Consolidated Financial Statements          7


   Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 9

   Item 3    Qualitative and Quantitative Disclosures About
             Market Risks                                        14



   PART II - OTHER INFORMATION


   Item 6    Exhibits and Reports on Form 8-K                    15


   SIGNATURES                                                    16

   PART I Financial Information
   Item 1 Financial Statements

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands)(unaudited except for November 30, 1997 amounts)


                                              28-Feb              30-Nov
    ASSETS                                     1998                1997
    CURRENT ASSETS
      Cash                                     $   284           $    14
      Accounts Receivable:
        Trade, less allowance for
         doubtful accounts                      11,049            12,370
      Related Parties                              566               604
      Inventories                                  161               280
      Refundable Income Taxes                      312               312
      Deferred income Taxes                          0                 0
      Prepaid Expenses and Other Current
         Assets                                    355               146
                                                ------            ------
         TOTAL CURRENT ASSETS                   12,727            13,726

    LONG TERM ASSETS
    Computer Software, net                       7,770             7,717
    Investments in and Advances to
      Unconsolidated Joint Ventures                182               182
    Equipment and Leasehold
      Improvements, net                          3,639             3,917
    Intangible Assets, net                       2,386             2,444
    Other Assets                                   803               811
                                                ------            ------
         TOTAL LONG TERM ASSETS                 14,780            15,071
                                                ------            ------
    TOTAL ASSETS                               $27,507           $28,797
                                                ======            ======


        The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands, except share data)(unaudited except for November 30, 1997 amounts)

                                             28-Feb             30-Nov
    LIABILITIES AND STOCKHOLDERS' EQUITY      1998               1997
    CURRENT LIABILITIES
      Accounts Payable                       $ 1,967           $ 2,272
      Accrued Liabilities                      1,455             2,773
      Deferred Revenues                        6,090             5,887
      Customer Deposits                          188                63
      Current portion of Long-term
        Obligations                              918               946
                                             -------           -------
         TOTAL CURRENT LIABILITIES            10,618            11,941

    LONG TERM LIABILITIES
      Deferred Revenue and Other
    Long-term Liabilities                      1,074               317
      Long-term Obligations                    4,265             3,966
      Deferred Income Taxes                        0                 0
                                             -------           -------
         TOTAL LONG TERM LIABILITIES           5,339             4,283

      Commitments and Contingencies                -                 -

    STOCKHOLDERS' EQUITY
      Preferred Stock, $.01 par value,
        authorized 3,000,000 shares;
        none issued or outstanding                 -                 -
      Common Stock, $.01 par value;
        authorized 20,000,000 shares;
        issued 4,079,455 and
        4,067,310 shares; outstanding
        4,066,830 and 4,054,685 shares            41                41
      Common Stock Warrants                        4                 4
      Additional Paid-in Capital              11,361            11,328
      Retained Earnings                          204             1,260
      Cost of Common Stock in Treasury
        (12,625 shares)                          (60)              (60)
                                             -------           -------
         TOTAL STOCKHOLDERS' EQUITY           11,550            12,573
                                             -------           -------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $27,507           $28,797
                                             =======           =======



        The accompanying notes are an integral part of these consolidated financial statements.

    EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (in thousands, except per share data) (unaudited)


                                             THREE MONTHS ENDED
                                           28-Feb          29-Feb
                                            1998            1997

    NET REVENUES:
      Software license fees                $5,335          $4,211
      Services                              4,239           4,246
      Hardware                                672           1,018
                                          -------         -------
        Total net revenues                 10,246           9,475

    COST OF PRODUCTS AND SERVICES

      Software license fees                 1,723           1,177
      Services                              3,220           3,701
      Hardware                                527             882
                                          -------         -------
        Total cost of products and
          services                          5,470           5,760

    Selling and marketing
     expenses                               3,625           3,381

    General and administrative
     expenses                               1,194           1,065

    Product development
     expenses                                 837             704
                                          -------         -------
        Total costs and operating
          expenses                         11,126          10,910
                                          -------         -------
    LOSS FROM OPERATIONS                     (880)         (1,435)

    Other (Income)/ Expense

      Equity in (earnings)/loss of
        unconsolidated joint ventures           0               2
      Interest (income)                       (10)            (15)
      Interest expense                        153              75
                                          -------         -------
                                              143              62
                                          -------         -------
    LOSS BEFORE INCOME TAXES               (1,023)         (1,497)

    Income tax (benefit)
      expense                                  33            (614)
                                          -------         -------
       NET LOSS                           ($1,056)          ($883)
                                          =======         =======
    Loss per share - basic and
      diluted                              ($0.26)         ($0.22)
                                          =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.

    EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (in thousands) (unaudited)

                                                    THREE MONTHS ENDED
                                                    28-Feb        28-Feb
                                                     1998          1997
    OPERATING ACTIVITIES
      Net Loss                                     ($1,056)       ($883)
      Adjustments to reconcile net
       income(loss) to net cash
       provided(used) by operating
       activities:
        Depreciation and amortization                  352          281
        Amortization of capitalized computer
          software development costs                   954          644
        Equity in earnings of joint ventures             0            0
        Goodwill Amortization                           58           58
        Deferred income taxes                            0            0
        Changes in operating assets and
          liabilities:
       Accounts Receivable                           1,270          917
       Inventories and other current assets             (1)        (774)
       Accounts payable and other
        liabilities                                   (538)        (922)
                                                   -------      -------
      Total adjustments                              2,095          204

      Net cash provided by(used in) in operating
        activities                                   1,039         (679)

    INVESTING ACTIVITIES
        Additions to equipment and leasehold
          improvements                                 (74)        (454)
        Proceeds from sale of securities                 0          250
        Software development costs
          capitalized                               (1,008)        (938)
        Other                                            8           (2)
                                                   -------      -------
      Net cash used in investing activities         (1,074)      (1,144)

    FINANCING ACTIVITIES

        Proceeds on long-term debt and other
          notes payable                                272        1,016
        Additional paid in capital                      33           70
                                                   -------      -------
      Net cash provided by financing
        activities                                     305        1,086
                                                   -------      -------
      Net increase(decrease) in cash                  $270        ($737)

    Cash-beginning of period                            14          866
    Cash-end of period                                 284          129
                                                   =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1998
                           (Unaudited) (In Thousands)

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

        In the opinion of management, the information furnished for the three-month periods ended February 28, 1998 and February 28, 1997 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Note 2 - Additional Financial Disclosure

   Equipment and leasehold improvements consisted of the following:

                                       2-28-1998   11-30-1997

   Gross                                 $9,433        $9,359
   Less:  Accumulated Depreciation      < 5,794>      < 5,442>
                                         ------        ------
   Net                                   $3,639        $3,917

   Allowance for doubtful accounts
    consisted of the following:

                                       2-28-1998    11-30-1997
   Balance                               $  498        $  462

   Provision for doubtful accounts
    consisted of the following:

                                       2-28-1998    11-30-1997
                                         $   36         $  17

   Note 3 - Net Loss Per Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

   The following table sets forth the computation of basic and diluted earnings per share.



                                                     February 28,
                                                   1998         1997

   Denominator
   Denominator for basic earnings per share -
     weighted average common shares               4,075        4,025
   Effect of dilutive securities - stock options
     and warrants
                                                 ------      -------
   Denominator for diluted earnings per share -
     adjusted weighted average common shares      4,075        4,025


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Overview

   The Company recorded an increase in net revenues (8.1%) and a net loss of $1,056,000 for the first quarter of fiscal 1998 compared with a net loss of $883,000 for the first quarter of fiscal 1997. The first quarter of fiscal 1998 does not reflect a tax benefit relating to the loss since for book purposes the Company is in a loss carryforward position. On an operating income basis, the Company recorded a net loss of $880,000 for the first quarter of fiscal 1998 compared with a net loss of $1,435,000 for the first quarter of fiscal 1997. Software revenues were up significantly (26.7%) in the first quarter of fiscal 1998 compared to the same period in the prior year. Management believes this increase in software revenues to be mainly from increased sales of the Company's latest version of its software introduced in November 1997. The new version of the product basically completed two major development projects, namely the inclusion of a Microsoft Windows user interface, and the development of an integrated manufacturing execution system (MES). As a result of disappointing financial results, the Company is currently reviewing strategic alternatives as well as restructuring options in an attempt to enhance its recent financial performance. No assurance can be given that these various measures will enable the Company to return to profitability.

   On April 13, 1998, the Company announced a material restructuring of the corporation which will incude a reduction of staff, internal reorganization, the write-off of some assets and the closing of some field offices. Although the Company has not finalized the details of the restructuring, it currently estimates that the restructuring will result in a one time charge against earnings of approximately $6 million during the fiscal second quarter. In an additional announcement on April 13, 1998, the Company announced a strategic alliance with Baan Company under which the Company will package the Baan Enterprise Resource Planning (ERP) software with its Manufacturing Execution System (MES) technology to mid-market manufacturers. The alliance also includes the KeyLink Systems Division of Pioneer-Standard Electronics, Inc., which will provide bundled hardware along with pre-installed software to the Company for installation at customer sites. Management of the Company believes that this move represents a significant enhancement of its product line-up for the heart of its market-the mid-range discrete manufacturer.

   Results of Operations

   Total Revenues


   Net revenues increased to $10,246,000 for the three months ended February 28, 1998, which was an increase of 8.1% from the $9,475,000 for the same quarter in the previous year. The mix of revenues comparing software, services, and hardware revenues as a percentage of net revenues improved to 52.0%, 41.4%, and 6.6%, respectively, in the first quarter of fiscal 1998, from 44.4%, 44.8%, and 10.8% , respectively, in the first quarter of fiscal 1997. The overall increase in revenues for the three months ended February 28, 1998 was attributable, in part, to a $1,124,000 increase in the level of relatively high margin software revenues, offset in part by a $346,000 decrease in relatively low margin hardware revenues.

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



   Software License Fees

   Software license fees are customer charges for the right to use the Company's software products. Software license fees increased 26.7% to $5,335,000 in the first quarter of fiscal 1998 from $4,211,000 in the
   first quarter of fiscal 1997.   The increase in software license fees was
   mainly attributable to the introduction of a new version of the Company's software product which resulted in increased sales, particularly in the eastern domestic region ($819,000). The new version of the product basically completed two major development projects, namely the inclusion of a Microsoft Windows user interface, and the development of an integrated manufacturing execution system (MES). Management believes that the completion of these projects will enhance the Company's competitive advantage and provide significant customer benefit.

   Service Revenues

   The Company offers a number of optional services to its customers, including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues remained substantially unchanged at $4,239,000 for the three months ended February 28, 1998, as compared with $4,246,000 for the same period of the prior year. The Company has reduced the level of service personnel through attrition which, in turn, has resulted in a reduction in growth of associated revenues.


   Hardware Revenues

   Hardware revenues decreased 34.0% to $672,000 in the first quarter of fiscal 1998 compared with $1,018,000 for the corresponding period of
   1997.   The decrease  was mainly  due to increased sales of software on platforms for which the Company does not supply hardware and the discontinuation of hardware sales to an affiliate of the Company, EMS Solutions, Inc. ($174,000)(See General and Administrative Expenses below). Management expects the trend of declining hardware sales to continue due to the increasing sales of software licenses operating on the Microsoft Windows NT platform. Hardware used with the Microsoft Windows NT platform is either generally already in place at the customer site or readily available from local suppliers who can also provide local support.


   Cost of Software License Fees

   The cost of software license fees as a percentage of related revenue was 32.3% for the first quarter of fiscal 1998, an increase from 28.0% for the corresponding period of 1997. Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues.
   Software amortization accounted for an increase of 2.7% in the cost of software license fees as a percentage of software license fee revenues for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Software amortization will increase in future fiscal periods based on the past increases of investment in capitalized product development. The cost of software license fees is also dependent on the level of third party costs associated with certain software revenues and includes such items as purchased licenses and other components. The remaining increases in the cost of software license fees as a percentage of related revenue was due to these third party costs.


   Cost of Services

   The cost of services as a percentage of related revenue decreased to 76.0% for the three months ended February 28, 1998, as compared with 87.2% for
   the same quarter in the previous year.   The decrease was mainly  due to
   increased levels of billing generated by existing personnel. The Company is restructuring its service organization on an ongoing basis to match its costs more closely with its current revenue levels. Accordingly, the Company is currently slowly reducing personnel levels through normal attrition. The Company is also refocusing its service staff to reduce the level of internal non-billable projects and increase the level of billable customer work.


   Cost of Hardware

   The cost of hardware as a percentage of related revenue decreased to 78.4% in the first quarter of fiscal 1998 from 86.6% in the first quarter of fiscal 1997. The cost of hardware as a percentage of related revenue varies with the size of the system, the margin mix of items comprising the system being sold, and the competitive pressure of the customer sale. The cost of hardware as a percentage of related revenue also varies with the amount of low margin hardware sales to affiliates. Hardware sales to affiliates declined in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.


   Selling and Marketing Expenses

   Selling and marketing expenses increased $244,000, or 7.2%, from $3,381,000 in the first quarter of fiscal 1997 to $3,625,000 in the first quarter of fiscal 1998. This growth in selling and marketing expense was mainly due to increased levels of performance compensation related to the
   corresponding growth in software revenues.   As a percentage of total
   revenues, selling and marketing expense was 35.4% in the first quarter of fiscal 1998 compared to 35.7% in the corresponding period of 1997.


   General and Administrative Expenses

   General and administrative expenses increased $129,000, or 12.1%, from $1,065,000 in the first quarter of fiscal 1997 to $1,194,000 in the first
   quarter of fiscal 1998.    The increase in general and administrative
   expenses was mainly due to rising expenses for professional and consulting fees ($79,000). As a percentage of net revenues, general and administrative expenses were 11.7% and 11.2% in the first quarter of fiscal 1998 and 1997, respectively. During the third quarter of fiscal 1997, the Company discontinued the practice of providing office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc., an affiliated entity. EMS Solutions, Inc. now operates as a stand-alone entity with no material ongoing relationship with the Company.


   Product Development Expense

   Product development expense increased 18.9% from $704,000 in the first quarter of fiscal 1997 to $837,000 in the first quarter of fiscal 1998. This increase was primarily related to the incorporation of various new technologies into the Company's software products. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $1,008,000 of product development costs in the first quarter of fiscal 1998 compared to $938,000 in the first quarter of fiscal 1997. As a percentage of software license fees, the total amount invested in software development was 34.7% and 39.0% in the first quarter of fiscal 1998 and fiscal 1997, respectively. With the completion of two major development projects and with the Company's plan to control its overall costs, the Company expects to reduce the level of investment in product development in the near future.

   Other Income\Expense-Net

   Other income\expense-net was $62,000 of expense for the first quarter of fiscal 1997 compared to $143,000 of expense for the first quarter of
   fiscal 1998.   The increase in the level of expense was mainly the result of an increase in interest expense as a result of increased borrowings under the Company's borrowing facilities.

   Income Tax

   A small income tax expense ($33,000 for state and local taxes) and no income tax benefit was recorded for the first quarter of fiscal 1998 compared to a benefit of 41.0% for the first quarter of fiscal 1997. At February 28, 1998, the Company, for book purposes, is in a tax loss carryforward position. Generally accepted accounting principles prohibit the Company from recording a tax benefit under the circumstances.

   Liquidity and Capital Resources


   At February 28, 1998, the Company had cash and marketable securities aggregating $284,000. During the first quarter of fiscal 1998, the Company's operating activities provided $1,039,000 of cash compared to using $679,000 of cash for the same period of the prior year. This decrease in the use of cash was mainly attributable to the Company's reduced operating losses and increased non-cash software amortization.

   Investing activities used cash of $1,074,000 in the first quarter of fiscal 1998 compared to $1,144,000 of cash in the first quarter of fiscal 1997. The principal use of the cash in the first quarter of fiscal 1998 was $1,008,000 for capitalized product development. The principal uses of cash in the first quarter of fiscal 1997 included $938,000 for capitalized product development and $454,000 for purchases of equipment and furniture.


   Financing activities provided $305,000 of cash in the first quarter of fiscal 1998 compared with $1,086,000 in the first quarter of fiscal 1997. The cash provided in fiscal 1998 mainly reflected borrowings under the Company's borrowing facilities. As of February 28, 1998, the Company had $4,088,000 of availability under its $6,000,000 line of credit, which is based on the level of eligible accounts receivable.

   On December 31, 1997, the Company entered into a loan and security agreement with Foothill Capital Corporation, that includes a revolving line of credit providing for maximum borrowings of $6,000,000 and a three-year term note for $3,112,000. Borrowings under the agreement are secured by substantially all assets of the Company, with the revolving line of credit secured mainly by the Company's accounts receivable. The new agreement contains certain restrictive covenants relating to income (EBITDA), tangible net worth, and level of capital expenditures. In the first quarter of 1998, the Company required and obtained a waiver from the lender as a result of its failure to meet the tangible net worth and
   EBITDA covenants.   In order to meet covenants in the future, the Company
   will need positive operational results in the short term. In the event that the Company's performance does not improve in the short term, the Company will need to secure additional waivers and/or alternative sources of financing. The Company is reviewing both strategic alternatives and/or a business restructuring to deal with its current financial status. Although management believes that waivers and/or additional financing can be obtained, if needed, no assurance can be given that waivers or such additional financing will be available to the Company on acceptable terms. In the event that the Company is unable to secure additional financing, it would likely have a material adverse effect on the Company's liquidity, Including its ability to fund continuing operations at current levels.


   Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

   IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING
   STATEMENTS.   SUCH UNCERTAINTIES, AND RISKS INCLUDE, BUT ARE NOT LIMITED
   TO, PRODUCT DEMAND AND MARKET ACCEPTANCE FOR THE COMPANY'S PRODUCTS; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS WITH RESPECT TO NEW PRODUCTS; FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; THE COMPANY'S SUCCESS IN IMPROVING ITS FINANCIAL PERFORMANCE; TIMING OF PRODUCT DEVELOPMENT; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


   Item  3.  Quantitative and  Qualitative Disclosure About Market Risk

                   Not Applicable

   Part II - Other Information


   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits

             4.1   Loan and Security Agreement by and between Foothill
                   Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc. and Effective Management Systems of Illinois, Inc., dated December 31, 1997. [Incorporated by reference to Exhibit 4.14 to Effective Management Systems, Inc.'s
                   Form 10-K for the year ended November 30, 1997]

            10.1   Relationship Agreement by and between CIMX, an Ohio
                   Limited Liability Company, and Effective Management Systems, Inc., dated December 31, 1997 [Incorporated by reference to Exhibit 10.20 to Effective Management Systems, Inc.'s Form 10-K for the year ended November 30, 1997]

             27    Financial Data Schedule [EDGAR version only]


             (b) Reports on Form 8-K

             None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EFFECTIVE MANAGEMENT SYSTEMS, INC.



   April 14, 1998                          By:  /s/ MICHAEL D. DUNHAM
                                                Michael D. Dunham
                                                President (principal
                                                executive officer)



                                           By:  /s/JEFFREY J. FOSSUM
                                                Jeffrey J. Fossum
                                                Chief Financial Officer and
                                                Assistant Treasurer
                                                (principal financial and
                                                accounting officer)

                                  Exhibit Index


   Exhibit
   Number


   4.1 Loan and Security Agreement by and between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc. and Effective Management Systems of Illinois, Inc., dated December 31, 1997. [Incorporated by reference to Exhibit 4.14 to Effective Management Systems, Inc.'s Form 10-K for the year ended November 30, 1997]

   10.1 Relationship Agreement by and between CIMX, an Ohio Limited Liability Company, and Effective Management Systems, Inc., dated December 31, 1997 [Incorporated by reference to Exhibit 10.20 to Effective Management Systems, Inc.'s Form 10-K for the year ended November 30, 1997]

   27   Financial Data Schedule [EDGAR version only]