Form 10-Q
period 1998-05-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1998-07-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO ____________


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


   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                Class                    Outstanding as of May 31, 1998
     Common Stock, $.01 par value                  4,082,955

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                  May 31, 1998


                                      INDEX

   PART 1 - FINANCIAL INFORMATION                                        PAGE

   Item 1    Financial Statements

             Consolidated Balance Sheets at
             May 31, 1998 and November 30, 1997                             3

             Consolidated Statements of Operations   Three and Six
             Months Ended May 31, 1998 and May 31, 1997                     5

             Consolidated Statements of Cash Flows - Six                    6
             Months Ended May 31, 1998 and May 31, 1997

             Notes to Consolidated Financial Statements                     7


   Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

   Item 3    Quantitative and Qualitative Disclosures About Market Risk    17



   PART II - OTHER INFORMATION

   Item 4    Submission of Matters to a Vote of Security Holders           18

   Item 6    Exhibits and Reports on Form 8-K                              18



   SIGNATURES                                                              20

   PART I Financial Information
   Item 1 Financial Statements

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   (in thousands) (unaudited except for November 30, 1997 amounts)

   ASSETS                                            31-May       30-Nov
                                                       1998         1997


   CURRENT ASSETS
      Cash                                            $231          $14
      Accounts Receivable:
        Trade, less allowance for
           doubtful accounts                         9,110       12,370
        Related Parties                              1,012          604

      Inventories                                      266          280

      Refundable Income Taxes                          312          312
      Deferred Income Taxes                              0            0
      Prepaid Expenses and Other
       Current Assets                                  349          146
                                                   -------      -------
        TOTAL CURRENT ASSETS                        11,280       13,726

   LONG TERM ASSETS
   Computer Software, net                            3,566        7,717
   Investments in and Advances to
     Unconsolidated Joint Ventures                     182          182
   Equipment and Leasehold
      Improvements, net                              3,478        3,917
   Intangible Assets, net                            2,327        2,444
   Other Assets                                        795          811
                                                  --------     --------
        TOTAL LONG TERM ASSETS                      10,348       15,071
                                                  --------     --------
   TOTAL ASSETS                                    $21,628      $28,797
                                                  ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS
   (in thousands, except share data) (unaudited except for November 30, 1997 amounts)

   LIABILITIES AND STOCKHOLDERS' EQUITY                      31-May   30-Nov
                                                               1998     1997

   CURRENT LIABILITIES
      Accounts Payable                                      $1,949   $2,272
      Accrued Liabilities                                    2,373    2,773
      Deferred Revenues                                      5,775    5,887
      Customer Deposits                                        538       63
      Current portion of
        Long-term Obligations                                  976      946
                                                          -------- --------
        TOTAL CURRENT LIABILITIES                           11,611   11,941

   LONG TERM LIABILITIES
      Deferred Revenue and Other
        Long-term Liabilities                                1,113      317
      Long-term Obligations                                  5,219    3,966
      Deferred Income Taxes                                      0        0
                                                           ------- --------
        TOTAL LONG TERM LIABILITIES                          6,332    4,283

      Commitments and Contingencies                              0         0

   STOCKHOLDERS'  EQUITY
      Preferred Stock, $.01 par value; authorized
      3,000,000 shares; none issued or outstanding               0         0
      Common Stock,  $.01 par value; authorized
      20,000,000 shares; issued 4,082,955 and 4,067,310
      shares; outstanding 4,070,330 and 4,054,685 shares        41       41
      Common Stock Warrants                                      4        4
      Additional  Paid- in Capital                          11,369   11,328
      Retained Earnings (Deficit)                           (7,669)   1,260
      Cost of Common Stock in Treasury(12,625 shares)          (60)     (60)
                                                           -------  -------
        TOTAL STOCKHOLDERS' EQUITY                           3,685   12,573
                                                           -------  -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $21,628  $28,797
                                                           =======  =======


   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands, except per share data) (unaudited)

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                           31-May         31-May         31-May         31-May
                                           1998           1997           1998           1997
   NET REVENUES:
     Software license fees                 $4,372         $5,317         $9,707         $9,528
     Services                               4,532          4,020          8,771          8,266
     Hardware                                 444          1,045          1,116          2,063
                                          -------        -------        -------        -------
         Total net revenues                 9,348         10,382         19,594         19,857

   COST OF PRODUCTS AND SERVICES
     Software license fees                  1,381          1,485          3,104          2,662
     Services                               3,374          3,496          6,594          7,197
     Hardware                                 353            724            880          1,606
                                          -------        -------        -------        -------
         Total cost of products
           and services                     5,108          5,705         10,578         11,465

   Selling and marketing expenses           3,401          3,463          7,026          6,844
   General and administrative
    expenses                                1,019          1,297          2,213          2,362
   Product development expenses               684            492          1,521          1,196
   Restructuring and Other Charges          6,836              0          6,836              0
                                          -------        -------        -------        -------
         Total costs and operating
           expenses                        17,048         10,957         28,174         21,867
                                          -------        -------        -------        -------
   LOSS FROM OPERATIONS                    (7,700)          (575)        (8,580)        (2,010)

   Other (Income)/ Expense
     Equity in (earnings)/loss of
      unconsolidated joint ventures            (1)            (4)            (1)            (2)
     Interest (income)                        (10)           (13)           (20)           (28)
     Interest expense                         184             92            337            167
                                          -------        -------         ------        -------
                                              173             75            316            137
                                          -------        -------         ------        -------
   LOSS BEFORE INCOME TAXES                (7,873)          (650)        (8,896)        (2,147)
   Income tax (benefit) expense                 0           (269)            33           (883)
                                          -------        -------         ------        -------
      NET LOSS                            ($7,873)         ($381)       ($8,929)       ($1,264)
                                          =======        =======         ======        =======
   Loss per share - basic and diluted      ($1.93)        ($0.09)        ($2.19)        ($0.31)
                                          =======        =======         ======        =======

   The accompanying notes are an integral part of these consolidated financial statements.

   EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands) (unaudited)

                                                      SIX MONTHS ENDED
                                                    31-May        31-May
                                                     1998          1997

   OPERATING ACTIVITIES
       Net Loss                                      ($8,929)      ($1,264)
       Adjustments to reconcile net loss to
         net cash provided by (used in)
          operating activities:
         Depreciation and amortization                   693            570
         Amortization of capitalized computer
          software development costs                    1891           1348
         Equity in earnings of joint
          ventures                                         0              0
         Goodwill Amortization                           117            113
         Deferred income taxes                             0              0
         Restructuring and Other Charges                6836
         Changes in operating assets and
          liabilities:
   Accounts Receivable                                  2251           1112
   Inventories and other current assets                 (560)          (661)
   Accounts payable and other liabilities             (1,106)        (1,792)
                                                      ------         ------
       Total adjustments                              10,122            690
                                                      ------         ------
       Net cash provided by(used in) in
        operating activities                            1193           (574)

   INVESTING ACTIVITIES
         Additions to equipment and leasehold
          improvements                                  (254)          (870)

         Proceeds from sale of securities                  -            504
         Software development costs
          capitalized                                 (2,063)        (2,162)
         Other                                            17            (23)
                                                     -------        -------
       Net cash (used in) investing
        activities                                    (2,300)       (2,551)

   FINANCING ACTIVITIES
         Proceeds on long-term debt and
          other notes payable                          1,283         2,455
         Proceeds from sale of stock                      41            82
                                                      ------       -------
       Net cash provided by financing
        activities                                      1324          2537
                                                      ------       -------
       Net increase(decrease) in cash                   $217         ($588)

   Cash-beginning of period                              $14          $866
                                                      ======        ======
   Cash-end of period                                   $231          $278
                                                      ======        ======


   The accompanying notes are an integral part of these consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1998
                           (Unaudited) (In Thousands)

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

        In the opinion of management, the information furnished for the three and six month periods ended May 31, 1998 and May 31, 1997 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the six months ended May 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Note 2 - Additional Financial Disclosure

   Equipment and leasehold improvements consisted of the following:

                                          31-May-1998    30-Nov-1997

   Gross                                     $9,526         $9,359
   Less:  Accumulated Depreciation           (6,048)        (5,442)
                                              ------        ------
   Net                                       $3,478         $3,917

   Allowance for doubtful accounts consisted of the following:

                                          31-May-1998    30-Nov-1997
   Balance                                   $  484         $  462

   Provision for doubtful accounts consisted of the following:

                                          31-May-1998    30-Nov-1997
                                             $   26         $   17


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

   The following table sets forth the computation of basic and diluted earnings per share.

                                          Three Months Ended
                                                May 31,
                                         1998            1997
    Denominator
    Denominator for basic
     earnings per share -
     weighted average common
     shares                                4,080          4,041
    Effect of dilutive securities
     - stock options
     and warrants                              0              0
                                          ------         ------
    Denominator for diluted
     earnings per share -
     adjusted weighted average
     common shares                         4,080          4,041
                                          ======         ======

                                           Six Months Ended
                                                May 31,
                                          1998            1997
    Denominator
    Denominator for basic
     earnings per share -
     weighted average common
     shares                                4,077          4,031
    Effect of dilutive
     securities - stock options
     and warrants                              0              0
                                          ------         ------
    Denominator for diluted
     earnings per share -
     adjusted weighted average
     common shares                         4,077          4,031
                                          ======         ======



   Note 4 - Restructuring and Other Charges

   In the second quarter of fiscal 1998, the Company recorded a restructuring charge aggregating $6,836 related to entering into a distribution arrangement with the Baan Company and cost reductions aimed at improving the Company's financial performance. The components of the restructuring charge are described below.

   The restructuring charge includes $553 relating to the closing of operations in the West and Southwest regions of the United States and $1,213 for the exit costs and software write-off related to international operations. The Company established a relationship with former employees who purchased 80% of EMS Asia Pacific, Inc., a former wholly owned subsidiary of the Company, to handle future Asian international operations. The Company is a 20% partner in the venture, but has no ongoing responsibilities to fund any future operations. EMS-Asia Pacific, Inc. is responsible for future support, translation efforts and other activities supporting the Asian marketplace. In return for these efforts, the Company will transfer all accounts receivable, fixed assets, and cash to EMS-Asia Pacific, Inc.

   In addition, the charge includes $2,656 for both the write-off of capitalized software pertaining to the large company market, which software the Company now obtains through its relationship with Baan, and the write-off of other software whose future value was impaired by restructuring actions. The charge also reflects costs of $1,841 associated with the write-off of capitalized software mainly related to technology, the future value of which was impaired by restructuring actions and management's assumptions regarding future technological changes.

   As part of the restructuring, the Company also reduced certain of its operating expenses primarily in development, marketing, and administration though the termination of employees and other expense reductions resulting in a charge of $573. Approximately $6,402 of the total charge will not result in future cash expenditures , and the Company expects that all material restructuring actions will be completed by the end of the third quarter of fiscal 1998.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Overview

   The Company recorded a decrease of 10.0% in net revenues and a net loss of $7,873,000 for the second quarter of fiscal 1998 compared with a net loss of $381,000 for the second quarter of fiscal 1997. The second quarter of fiscal 1998 does not reflect a tax benefit relating to the loss since because the Company is in a loss carryforward position for financial reporting purposes. On April 13, 1998, the Company announced a major restructuring plan in which the Company established a distribution relationship with the Baan Company (a software developer with over $800 million in revenues) and took steps to reduce expenses to improve the Company's financial performance (see Restructuring and Other Charges below). The Baan distribution relationship is intended to enhance the Company's ability to market its manufacturing execution systems (MES) to larger size prospects. The Company intends to continue selling its TCM/MES product line to small to medium sized manufacturers. On May 29, 1998, the Company announced an agreement with former employees to sell a majority position in the Company's Asian distribution subsidiary. The former employees have assumed operational control of the venture and will handle ongoing responsibilities for future support, translation and other efforts.

   Before the restructuring charges, the Company recorded a loss from operations of $864,000 for the second quarter of fiscal 1998 compared with a loss from operations of $575,000 for the second quarter of fiscal 1997. Software revenues were down 17.8% in the second quarter of fiscal 1998 compared to the same period in the prior year. Management believes this decrease in software revenues was mainly the result of the attention focused on the restructuring, including the Company's decision to withdraw from certain geographic markets. The Company expects the restructuring to be substantially completed during the third fiscal quarter of 1998. The aggregate savings in operating expenses attributable to the restructuring are estimated to be $1,400,000 per quarter, although not all of such savings will be immediately recognizable and such savings may be offset, in part, by other changes in the Company's operations. The results of the second quarter of 1998 do not reflect the savings in operating expenses for the entire period, since the restructuring efforts began on April 13, 1998. The Company recorded a decrease in net revenues of 1.3% and a net loss of $8,929,000 for the first half of fiscal 1998 compared with a net loss of $1,264,000 for the first half of fiscal 1997.

   Although the goal of the restructuring is to return the Company to profitability, no assurance can be given that these various measures will
   actually result in the achievement of this goal.   The Company's long term
   success is also dependent on its ability to attract and retain a highly qualified sales, development and service staff. The Company has recently experienced attrition at rates higher than its historical experience. The Company has taken steps to curtail the attrition, but no assurance can be given that these steps will be successful or that further attrition will not materially impact the Company's financial performance.



   Results of Operations

   Total Revenues


   Net revenues were $9,348,000 for the three months ended May 31, 1998, which was a decrease of 10.1% from the $10,382,000 for the same quarter in the previous year. Net revenues were $19,594,000 for the six months ended May 31, 1998, which was a decrease of 1.3% from the $19,857,000 for the same period in the previous year. The overall decrease in revenues for the three months ended May 31, 1998 was attributable primarily to the attention and efforts spent planning and executing the restructuring plan. The mix of revenues comparing software, services and hardware revenues as a percentage of net revenues was 46.8%, 48.5%, and 4.7%, respectively, in the second quarter of fiscal 1998, as compared with 51.2%, 38.7%, and 10.1%, respectively, in the second quarter of fiscal 1997. The mix of revenues comparing software, services and hardware revenues as a percentage of net revenues was 49.5%, 44.8%, and 5.7%, respectively, in the first half of fiscal 1998, as compared with 48.0%, 41.6%, and 10.4%, respectively, in the first half of fiscal 1997. International revenues represented less than 10% of net revenues for all periods presented.

   The Company's operating revenues can vary substantially from quarter to quarter based on the size and timing of customer software orders and market acceptance of new products. The Company has historically operated with little software backlog because software orders are generally shipped as orders are received. As a result, product revenue in any quarter is substantially dependent on software orders booked and shipped during that quarter.



   Software License Fees

   Software license fees are customer charges for the right to use the Company's software products. Software license fees decreased 17.8% to $4,372,000 in the second quarter of fiscal 1998 from $5,317,000 in the
   second quarter of fiscal 1997.   The decrease in software license fees was
   mainly attributable to the attention and efforts spent in the restructuring process. In addition, certain sales personnel have begun training in the Baan products now offered by the Company, which, in turn, has caused sales productivity to decrease. Management expects that this decrease in productivity will continue during the next two fiscal quarters and thereafter productivity is expected to increase. Software license fees increased 1.9% to $9,707,000 in the first half of fiscal 1998 from $9,528,000 in the first half of fiscal 1997. The increase was attributable to increasing revenues from the Company's TCM products.


   Service Revenues

   The Company offers a number of optional services to its customers, including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased to $4,532,000 for the three months ended May 31, 1998, as compared with $4,020,000 for the same period of the prior year. Service revenues increased to $8,771,000 for the six months ended May 31, 1998, as compared with $8,266,000 for the same period of the prior year. The Company has generated a growing backlog of service work, particularly in the Central region of the United States, and has increased recruiting efforts to hire additional service personnel.

   Hardware Revenues

   Hardware revenues decreased 57.5% to $444,000 in the second quarter of fiscal 1998 compared with $1,045,000 for the corresponding period of 1997. Hardware revenues decreased 45.9% to $1,116,000 in the first half of fiscal 1998 compared with $2,063,000 for the corresponding period of 1997. The decrease was mainly due to increased sales of software on platforms for which the Company does not supply hardware and the discontinuation of hardware sales to an affiliate of the Company, EMS Solutions, Inc. (a decrease of $66,000 and $241,000 from the second quarter and first half of 1997, respectively)(See General and Administrative Expense below). Management expects the trend of declining hardware sales to continue due to the increasing sales of software licenses operating on the Microsoft Windows NT platform. Hardware used with the Microsoft Windows NT platform is either generally already in place at the customer site or readily available from local suppliers who can also provide local support.


   Cost of Software License Fees

   The cost of software license fees as a percentage of related revenue was 31.6% for the second quarter of fiscal 1998, an increase from 27.9% for the corresponding period of 1997. The cost of software license fees as a percentage of related revenue was 32.0% for the first half of fiscal 1998, an increase from 27.9% for the corresponding period of 1997. Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues. Software amortization accounted for an increase of 2.1% in the cost of software license fees as a percentage of software license fee revenues for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. Software amortization accounted for an increase of 2.5% in the cost of software license fees as a percentage of software license fee revenues for the first half of fiscal 1998 as compared to the first half of fiscal 1997. The Company wrote off a substantial portion of its past investment in software development in conjunction with its restructuring efforts. (See Restructuring and Other Charges below). Software amortization will decrease in future fiscal quarters as a result of the amounts written off of previously capitalized development costs in the restructuring. The cost of software license fees is also dependent on the level of third party costs associated with certain software revenues and includes such items as purchased licenses and other components. The remaining increases in the cost of software license fees as a percentage of related revenue was due to these third party costs.


   Cost of Services

   The cost of services as a percentage of related revenue decreased to 74.5% for the three months ended May 31, 1998 as compared with 87.0% for the same quarter in the previous year. The cost of services as a percentage of related revenue decreased to 75.2% for the six months ended May 31, 1998 as compared with 87.1% for the same period in the previous year. The decrease was mainly due to increased levels of customer billing generated by existing personnel. The Company has experienced increased levels of service business from its customer base and a reduction in employees through attrition. The current backlog has grown to the point where the Company has begun efforts to hire additional service personnel.
   Management expects the cost of services as a percentage of related revenue to increase slightly with the additional training costs associated with the hiring of new personnel. The Company has also refocused its service staff to reduce the level of non-billable projects and increase the level of billable customer work. The Company has also taken further steps to reduce the level of customer warranty work by enhancing the quality of its software through improved internal processes.


   Cost of Hardware

   The cost of hardware as a percentage of related revenue increased to 79.5% in the second quarter of fiscal 1998 from 69.3% in the second quarter of fiscal 1997. The cost of hardware as a percentage of related revenue increased to 78.9% in the first half of fiscal 1998 from 77.8% in the first half of fiscal 1997. The cost of hardware as a percentage of related revenue varies with the size of the system, the margin mix of items comprising the system being sold, and the competitive pressure of the customer sale. The cost of hardware as a percentage of related revenue also varies with the amount of low margin hardware sales to affiliates. Hardware sales to affiliates declined by $61,000 in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and declined by $226,000 in the first half of fiscal 1998 compared to the first half of fiscal 1997.


   Selling and Marketing Expenses

   Selling and marketing expenses decreased $62,000, or 1.8%, from $3,463,000 in the second quarter of fiscal 1997 to $3,401,000 in the second quarter of fiscal 1998. This decrease was mainly due to reduction in staffing in the marketing area as a result of the restructuring (See Restructuring Charges below). Selling and marketing expenses increased $182,000, or 2.7%, from $6,844,000 in the first half of fiscal 1997 to $7,026,000 in the first half of fiscal 1998. This increase in selling and marketing expenses was mainly due to increased levels of compensation related to the corresponding growth in software revenues.


   General and Administrative Expenses

   General and administrative expenses decreased $278,000, or 21.4%, from $1,297,000 in the second quarter of fiscal 1997 to $1,019,000 in the second quarter of fiscal 1998. General and administrative expenses decreased $149,000, or 6.7%, from $2,362,000 in the first half of fiscal
   1997 to $2,213,000 in the first half of fiscal 1998.    The decrease in
   general and administrative expenses was mainly due to a reduction of expense related to the restructuring. (See Restructuring and Other Charges below). As a percentage of net revenues, general and administrative expenses were 10.9% and 12.5% in the second quarter of fiscal 1998 and 1997, respectively. As a percentage of net revenues, general and administrative expenses were 11.3% and 11.9% in the first half of fiscal 1998 and 1997, respectively. During the third quarter of fiscal 1997, the Company discontinued the practice of providing office space, accounting and administrative services, computer processing time, and other miscellaneous services to EMS Solutions, Inc., an affiliated entity. EMS Solutions, Inc. now operates as a stand-alone entity with no material ongoing relationship with the Company.


   Product Development Expense

   Product development expense increased 39.0% from $492,000 in the second quarter of fiscal 1997 to $684,000 in the second quarter of fiscal 1998. Product development expense increased 27.2% from $1,196,000 in the first half of fiscal 1997 to $1,521,000 in the first half of fiscal 1998. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $979,000 of product development costs in the second quarter of fiscal 1998 compared to $1,224,000 in the second quarter of fiscal 1997. The Company capitalized $1,987,000 of product development costs in the first half of fiscal 1998 compared to $2,162,000 in the first half of fiscal 1997. With the completion of two major development projects and with the cessation of development of software products for large customers which software is now supplied through the relationship with Baan, the Company has reduced the level of investment in product development. (See Restructuring Charges below).


   Restructuring and Other Charges

   In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $6,836,000 related to entering into a new distributor arrangement for manufacturing software, and a reduction of costs focused on improving the Company's financial performance. On April 10, 1998, the Company signed an agreement to resell the manufacturing software of the Baan Company, a developer of software for the manufacturing industry. The Company intends to combine its manufacturing execution software (MES) with the Baan software product to serve the high end of the manufacturing mid-market. The Company has the right to represent the Baan product in the entire United States, but will focus its offering in a 19-state market including much of the Midwest and Eastern regions of the United States. The components of the charges are described below.

   The restructuring charge includes $553,000 relating to the refocusing of the Company's geographic markets and the closing of operations in the West and Southwest regions of the United States. From a geographic standpoint, the charge also includes $1,213,000 for exit costs and software write-off related to international operations. The Company established a relationship with former employees who purchased 80% of EMS Asia Pacific, Inc., a former wholly owned subsidiary of the Company, to handle future Asian international operations. The Company is a 20% partner in the venture, but has no ongoing responsibilities to fund any future operations. EMS-Asia Pacific, Inc. is responsible for future support, translation efforts and other activities supporting the Asian marketplace. In return, the Company will transfer all accounts receivable, fixed assets, and cash to EMS-Asia Pacific, Inc.

   In line with the introduction of the new product for the high end of the mid-market, the Company is refocusing its current TCM product to the lower end of the mid-market and will continue to develop and support the product for this marketplace. The Company also intends to provide a path to the Baan product offering for those customers who are or may grow into the need for a larger company solution. The charge includes $2,656,000 for both the write-off of capitalized software pertaining to large company functionality which will now be supplied through the Baan product offering and the write-off of other software whose future value was impaired by restructuring actions. The charge also reflects costs of $1,841,000 associated with the write-off of capitalized software mainly related to technology, the future value of which was impaired by restructuring actions and management's assumptions regarding future technological changes.

   The Company also reduced certain of its operating expenses primarily in development, marketing, and administration though the termination of employees and other expense reductions resulting in a charge of $573,000. Management expects the level of remaining personnel to be sufficient in these areas for the short term to provide positive results within the Company's new strategy and positive results for all new and established customers. The aggregate savings in operating expenses attributable to the restructuring are estimated to be $1,400,000 per quarter, although not all of such savings will be immediately recognizable and such savings may be offset, in part, by other changes in the Company's operations. Approximately $6,402,000 of the total charge will not result in future cash expenditures, and the Company expects that all material restructuring actions will be completed by the end of the third quarter of fiscal 1998.



   Other Income\Expense-Net

   Other income\expense-net was $173,000 of expense for the second quarter of fiscal 1997 compared to $75,000 of expense for the second quarter of fiscal 1998. Other income\expense-net was $137,000 of expense for the first half of fiscal 1997 compared to $316,000 of expense for the first
   half of fiscal 1998.   The increase in the level of expense was mainly the
   result of an increase in interest expense as a result of increased borrowings under the Company's borrowing facility.

   Income Tax

   No income tax benefit was recorded for the second quarter of fiscal 1998 compared to a benefit of $269,000 for the second quarter of fiscal 1997. A small tax expense of $33,000 (for state and local taxes) and no income tax benefit was recorded for the first half of fiscal 1998 compared to a benefit of $883,000 for the first half of fiscal 1997. At May 31, 1998, the Company, for financial reporting purposes, is in a tax loss carryforward position. Generally accepted accounting principles prohibit the Company from recording a tax benefit under these circumstances.


   Liquidity and Capital Resources


   At May 31, 1998, the Company had cash and marketable securities aggregating $231,000. During the first half of fiscal 1998, the Company's operating activities provided $1,117,000 of cash compared to using $574,000 of cash for the same period of the prior year. This decrease in the use of cash was mainly attributable to the Company's reduction in accounts receivable, and an increase in non-cash charges to operating income.

   Investing activities used cash of $2,300,000 in the first half of fiscal 1998 compared to using $2,551,000 of cash in the first half of fiscal 1997. The principal use of the cash in the first half of fiscal 1998 was $2,063,000 for capitalized product development. The principal uses of cash in the first half of fiscal 1997 included $2,162,000 for capitalized product development and $870,000 for purchases of equipment and furniture.


   Financing activities provided $1,324,000 of cash in the first half of fiscal 1998 compared with providing $2,537,000 of cash in the first half of fiscal 1997. The cash provided in fiscal 1998 mainly reflected borrowings under the Company's borrowing facility. As of May 31, 1998, the Company, based on the level of of eligible accounts receivables, had $1,930,000 of availability under its $6,000,000 line of credit. On May 8, 1998, the Company amended its agreement with Foothill Capital Corporation to allow an additional availability amount up to $750,000 beyond the current arrangement through August 31, 1998. The availability of $1,930,000 under the line of credit facility at May 31, 1998 includes the $750,000 from the amended agreement. As of July 10, 1998, the Company had $397,000 of availability under its line of credit.

   The Company's credit agreement with Foothill Capital Corporation contains certain restrictive covenants relating to income (EBITDA), tangible net worth, and level of capital expenditures. On May 8, 1998 and July 9, 1998, the Company obtained waivers from the lender as a result of its
   failure to meet the tangible net worth and EBITDA covenants.   In order to
   meet covenants in the future, the Company will need positive operational results in the short term. In the event that the Company's performance does not improve in the short term, the Company will need to secure additional waivers and/or alternative sources of financing. The Company is reviewing alternative sources of financing to deal with its current financial status. Although management believes that waivers and/or additional financing can be obtained, if needed, no assurance can be given that waivers or such additional financing will be available to the Company on acceptable terms. In the event that the Company is unable to secure necessary waivers or additional financing, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund continuing operations at current levels.



   Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

   IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT. STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT OF A HISTORICAL NATURE ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-
   LOOKING STATEMENTS.   SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT
   LIMITED TO, PRODUCT DEMAND AND MARKET ACCEPTANCE FOR THE COMPANY'S AND THIRD PARTY SUPPLIED PRODUCTS; THE COMPANY'S ABILITY TO SUCCESSFULLY IMPLEMENT ITS RESTRUCTURING PLAN; THE COMPANY'S ABILITY TO SUCCESSFULLY TRANSITION TO THE BAAN PRODUCT OFFERINGS; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS WITH RESPECT TO NEW PRODUCTS; FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; THE COMPANY'S SUCCESS IN IMPROVING ITS FINANCIAL PERFORMANCE; TO THE EXTENT NECESSARY, THE COMPANY'S ABILITY TO SECURE AMENDMENTS, WAIVERS AND/OR REFINANCING OR EXTENSION OF ITS LINE OF CREDIT; TIMING OF PRODUCT DEVELOPMENT; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


   Item  3.  Quantitative and Qualitative Disclosure about Market Risk

                   Not Applicable


   Part II - Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on April 30, 1998, Helmut Adam and Michael D. Dunham were elected as directors of the Company for terms expiring at the annual meeting in 2001. The following table sets forth certain information with respect to the election of Messrs. Adam and Dunham as directors at the annual meeting:

    Name of Nominee   Shares Voted For      Shares Withholding Authority
    Helmut M. Adam       3,608,353                    16,732
    Michael D. Dunham    3,608,353                    16,732

        The following table sets forth the other directors of the Company whose terms continued after the 1998 annual meeting:

         Name of Director                    Term Expires
         Scott J. Mermel                           1999
         Robert E. Weisenberg                      1999
         Thomas M. Dykstra                         2000

   At the annual meeting, shareholders also approved the Effective Management Systems, Inc. 1998 Employee Stock Purchase Plan (the "1998 Plan") and the Effective Management Systems, Inc. 1993 Stock Option Plan, as amended (the "1993 Plan"). The votes For and Against and Abstentions with respect to the 1998 Plan were 2,417,225, 22,301, and 19,928, respectively, and the broker non-votes totaled 1,165,631. The votes For and Against and Abstentions with respect to the 1993 Plan were 2,381,757, 53,879, and 23,818, respectively, and the broker non-votes totaled 1,165,631.


   Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits

          4.1 Waiver and First Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated May 8, 1998.

          4.2 Waiver to Loan Agreement between Foothill Capital Corporation
          and Effective   Management Systems, Inc., EMS-East, Inc., and
          Effective Management Systems of Illinois, Inc., dated July 9,
          1998.

          10.1 Reseller Agreement and Addendum Number One by and between Baan Midmarket Solutions, LLC and Effective Management Systems, Inc., dated April 10, 1998.

          10.2 Distribution Agreement between EMS Asia Pacific Limited and Effective Management Systems, Inc. dated May 29, 1998

          10.3 Effective Management Systems, Inc. 1993 Stock Option Plan, as amended

          27  Financial Data Schedule [EDGAR version only]


        (b)  Reports on Form 8-K

          None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EFFECTIVE MANAGEMENT SYSTEMS, INC.




   July 14, 1998            By:  /s/ MICHAEL D. DUNHAM
                                 Michael D. Dunham
                                 President (principal executive officer)



                            By:  /s/JEFFREY J. FOSSUM
                                 Jeffrey J. Fossum
                                 Chief Financial Officer and Assistant
                                 Treasurer (principal financial and
                                 accounting officer)

                                  Exhibit Index

  Exhibit
  Number

   4.1 Waiver and First Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated May 8, 1998.

   4.2   Waiver to Loan Agreement between Foothill Capital Corporation and
         Effective   Management Systems, Inc., EMS-East, Inc., and Effective
         Management Systems of Illinois, Inc., dated July 9, 1998.

   10.1 Reseller Agreement and Addendum Number One by and between Baan Midmarket Solutions, LLC and Effective Management Systems, Inc., dated April 10, 1998.

   10.2 Distribution Agreement between EMS Asia Pacific Limited and Effective Management Systems, Inc. dated May 29, 1998

   10.3 Effective Management Systems, Inc. 1993 Stock Option Plan, as amended

   27    Financial Data Schedule [EDGAR version only]