Form 10-Q
period 1998-08-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1998-10-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO
      ____________


Commission file number 0-23438


                       Effective Management Systems, Inc.
--------------------------------------------------------------------------------
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


            Class                         Outstanding as of August 31, 1998
----------------------------------     ----------------------------------------

 Common Stock, $.01 par value                       4,102,486

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                 August 31, 1998


                                      INDEX



PART 1 - FINANCIAL INFORMATION                                           PAGE

Item 1    Financial Statements

          Consolidated Balance Sheets at
          August 31, 1998 and November 30, 1997                             3

          Consolidated Statements of Operations - Three and Nine
          Months Ended August 31, 1998 and August 31, 1997                  5

          Consolidated Statements of Cash Flows - Nine                      6
          Months Ended August 31, 1998 and August 31, 1997

          Notes to Consolidated Financial Statements                        7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

Item 3    Quantitative and Qualitative Disclosures About Market Risk      17



PART II - OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds                        18

Item 6    Exhibits and Reports on Form 8-K                                 19



SIGNATURES                                                                 20

PART I Financial Information
Item 1 Financial Statements


EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited except for November 30, 1997 amounts)
------------------------------------------------------------------------------


ASSETS                                          31-Aug             30-Nov
                                                  1998               1997
==========================================================================

CURRENT ASSETS
   Cash                                             $8                $14
   Accounts Receivable:
     Trade, less allowance for
        doubtful accounts                        8,254             12,370
     Related Parties                               785                604

   Inventories                                     334                280
   Refundable Income Taxes                           0                312
   Deferred Income Taxes                             0                  0
   Prepaid Expenses and Other
      Current Assets                               338                146
                                     -------------------------------------

           TOTAL CURRENT ASSETS                  9,719             13,726

LONG TERM ASSETS
Computer Software, net                           3,917              7,717
Investments in and Advances to
  Unconsolidated Joint Ventures                    182                182
Equipment and Leasehold
  Improvements, net                              3,312              3,917
Intangible Assets, net                           2,269              2,444
Other Assets                                       284                811
                                     -------------------------------------

           TOTAL LONG TERM  ASSETS               9,964             15,071

                                     -------------------------------------

TOTAL ASSETS                                   $19,683            $28,797

==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited except for November 30, 1997 amounts)
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                        31-Aug        30-Nov
                                                             1998          1997
================================================================================

CURRENT LIABILITIES
   Accounts Payable                                        $2,301        $2,272
   Accrued Liabilities                                      1,881         2,773
   Deferred Revenues                                        5,810         5,887
   Customer Deposits                                          290            63
   Current portion of
     Long-term Obligations                                  1,012           946
                                                  ------------------------------

            TOTAL CURRENT LIABILITIES                      11,294        11,941

LONG TERM LIABILITIES
   Deferred Revenue and Other
     Long-term Liabilities                                    887           317
   Long-term Obligations                                    3,961         3,966
   Deferred Income Taxes                                        0             0
                                                  ------------------------------

            TOTAL LONG TERM LIABILITIES                     4,848         4,283

   Commitments and Contingencies                                0             0

STOCKHOLDERS'  EQUITY
   Preferred Stock, $.01 par value;
    authorized  3,000,000 shares, of
    which 7,000 shares are designated as
    Series A 8% Convertible Redeemable
    Preferred Stock ("Series A"); 1005
    shares of Series A issued and
    outstanding (liquidation
    preference at $1,000 per share)                           826             0
   Common Stock,  $.01 par value; authorized
    20,000,000 shares; issued 4,102,486 and
    4,067,408 shares; outstanding 4,089,861
    and 4,054,783 shares                                       41            41
   Common Stock Warrants                                       77             4
   Additional  Paid- in Capital                            11,418        11,328
   Retained Earnings (Deficit)                             (8,761)        1,260
   Cost of Common Stock in Treasury(12,625
    shares)                                                   (60)          (60)
                                                  ------------------------------

            TOTAL STOCKHOLDERS' EQUITY                      3,541        12,573

                                                  ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $19,683       $28,797

================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)
--------------------------------------------------

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             31-Aug             31-Aug              31-Aug               31-Aug
                                               1998               1997                1998                 1997


NET REVENUES:
  Software license fees                      $3,866             $4,963             $13,573              $14,491
  Services                                    3,977              4,095              12,748               12,361
  Hardware                                      339                624               1,455                2,687
                                      -------------      -------------         -----------          -----------
        Total net revenues                    8,182              9,682              27,776               29,539

COST OF PRODUCTS AND SERVICES
  Software license fees                       1,059              1,321               4,163                3,983
  Services                                    3,581              3,387              10,175               10,584
  Hardware                                      232                468               1,112                2,074
                                      --------------     -------------         -----------          -----------
        Total cost of products and
          services                            4,872              5,176              15,450               16,641

Selling and marketing expenses                3,017              4,259              10,043               11,103
General and administrative expenses             624                631               2,837                2,993
Product development expenses                    597                621               2,118                1,817
Restructuring and Other Charges                   0                  0               6,836                    0
                                      -------------      -------------         -----------          -----------
        Total costs and operating
          expenses                            9,110             10,687              37,284               32,554
                                      -------------      -------------         -----------          -----------
LOSS FROM OPERATIONS                           (928)            (1,005)             (9,508)              (3,015)

Other (Income)/ Expense
  Equity in (earnings)/loss
     of unconsolidated joint
     ventures                                     0                (55)                 (1)                 (57)
  Interest (income)                             (19)               (13)                (39)                 (41)
  Interest expense                              184                107                 521                  274
                                      -------------      -------------         -----------          -----------
                                                165                 39                 481                  176
                                      -------------      -------------         -----------          -----------
LOSS BEFORE INCOME TAXES                     (1,093)            (1,044)             (9,989)              (3,191)
Income tax (benefit) expense                      0                  0                  33                 (883)
                                      -------------      -------------         -----------          -----------
   NET LOSS                                 ($1,093)           ($1,044)           ($10,022)             ($2,308)
                                      =============      =============         ===========          ===========

Loss per share - basic and diluted           ($0.27)            ($0.26)             ($2.45)              ($0.57)
                                      =============      =============         ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
-----------------------------------------------------------------------

                                                          NINE MONTHS ENDED
                                                         31-Aug        31-Aug
                                                          1998          1997
===============================================================================

OPERATING ACTIVITIES
    Net Loss                                             ($10,022)     ($2,308)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                         1,044          862
      Amortization of capitalized
       computer software development costs                  2,277        2,077
      Equity in earnings of joint ventures                      -            -
      Goodwill Amortization                                   176          170
      Deferred income taxes                                     -            -
      Restructuring and Other Charges                       6,836
      Changes in operating assets and
        liabilities:
          Accounts Receivable                               3,054        1,226
          Inventories and other current assets                (25)      (1,266)
          Accounts payable and other liabilities           (1,684)        (921)
                                                     --------------------------
    Total adjustments                                      11,678        2,148
                                                     --------------------------
    Net cash provided by(used in) in
     operating activities                                   1,656         (160)

INVESTING ACTIVITIES
      Additions to equipment and
        leasehold improvements                               (439)      (1,101)
      Proceeds from sale of securities                          -          504
      Software development costs capitalized               (2,800)      (3,207)
      Other                                                   527          (97)
                                                     --------------------------
    Net cash (used in) investing
      activities                                           (2,712)      (3,901)

FINANCING ACTIVITIES
      Proceeds on long-term debt and
        other notes payable                                    61        3,466
      Additional paid-in capital                               90            -
      Proceeds from sale of stock                             899          136
                                                     --------------------------
    Net cash provided by financing activities               1,050        3,602
                                                     --------------------------
    Net decrease in cash                                      ($6)       ($459)
Cash-beginning of period                                      $14         $866
                                                     ==========================
Cash-end of period                                             $8         $407
===============================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1998
                           (Unaudited) (In Thousands)

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

         In the opinion of management, the information furnished for the three and nine month periods ended August 31, 1998 and August 31, 1997 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the nine months ended August 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 - Additional Financial Disclosure

Equipment and leasehold improvements consisted of the following:

                                          31-August-1998         30-Nov-1997

Gross                                         $9,798                  $9,359
Less:  Accumulated
     Depreciation                           (  6,486 )              (  5,442 )
                                            --------                --------
Net                                           $3,312                  $3,917

Allowance for doubtful accounts consisted of the following:

                                        31-August-1998            30-Nov-1997
Balance                                       $  547                  $  462

Provision for doubtful accounts consisted of the following:

                                           31-August-1998         30-Nov-1997
                                              $   82                  $  17

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

The following table sets forth the computation of basic and diluted earnings per share.


                                                        Three Months Ended
                                                            August 31,
                                                        1998             1997
Denominator
Denominator for basic earnings per share -
  weighted average common shares                        4,098            4,054
Effect of dilutive securities - stock options
  and warrants                                              0                0
Effect of dilutive securities - preferred stock             0                0
                                                     ----------     ------------
Denominator for diluted earnings per share -
adjusted weighted average common shares                 4,098           4,054
                                                     ==========     ============


                                                            Nine Months Ended
                                                                August 31,
                                                         1998            1997
Denominator
Denominator for basic earnings per share -
         weighted average common shares                 4,084           4,038
Effect of dilutive securities - stock options
         and warrants                                       0               0
Effect of dilutive securities - preferred stock             0               0
                                                     ----------     ------------
Denominator for diluted earnings per share -
adjusted weighted average common shares                 4,084           4,038
                                                     ==========     ============


Note 4 - Restructuring and Other Charges

The company recorded charges for a restructuring in the second quarter of fiscal 1998 totaling $6.8 million of which $6.6 million was paid or expensed as of August 31, 1998. The company anticipates the remaining liability of $.2 million to be paid in the fourth quarter of fiscal 1998, which will be financed through working capital.

Note 5 - Preferred Stock

On August 28, 1998,  the Company  issued 1,005 shares of Series A 8% Convertible
Redeemable  Preferred  Stock  (the  "Series  A  Preferred  Stock").   Legal  and
investment banking fees of $101,000 were deducted from the total proceeds.

The Series A Preferred Stock accrues cumulative dividends at a 8% rate per annum (using a liquidation value of $1,000 per share), and all dividends in arrears must be paid prior to any payment of dividends on common stock. Dividends, if declared by the board of directors, generally must be paid in cash.

The Series A Preferred Stock is convertible into common stock at the preferred shareholders' option at the initial conversion price of $3.50 per share, subject to adjustment, with each share of Series A Preferred Stock valued at $1,000 for purposes of conversion. An adjustment to the conversion rate may be made upon any of the following circumstances: subdivision or reverse split of the outstanding shares of common stock into a greater or lesser number of shares of common stock, declaration of a dividend or other distribution by the Company upon the common stock payable in common stock, capital reorganization or reclassification of the common stock of the Company, and in certain other instances. The Company may force conversion of the Series A Preferred Stock under certain conditions.

The holders of the Series A Preferred Stock shall be entitled to vote and shall receive the number of votes they would have assuming full conversion of the Series A Preferred Stock into common stock.

There are 7,000 shares of Series A Preferred Stock authorized for issuance, with 1,005 shares being issued and outstanding. The Company has 3,000,000 shares of Preferred Stock authorized for issuance. Such shares may be issued in separate series. The Series A Preferred Stock is currently the only series of Preferred Stock authorized, issued and outstanding.

Note 6 - Warrants


During August 1998 the Company's investment banker earned the right to receive a warrant as consideration for the Preferred Stock issued. The investment banker has the right through August 2003 to purchase up to 10% of the total number of shares of common stock issuable upon exercise of the Series A Preferred Stock at an exercise price of $4.20 per share.

As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company calculated the fair value of the warrants using the Black Scholes option pricing model with a risk-free interest rate of 5.0%; dividend yield of 0%, and an expected life of 5 years. The Company recorded $73,000 or $2.56 per warrant as a reduction of proceeds on Series A Preferred Stock issued in August 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company recorded a decrease of 15.5% in net revenues and a net loss of $1,093,000 for the third quarter of fiscal 1998 compared with a net loss of $1,044,000 for the third quarter of fiscal 1997. The third quarter of fiscal 1998 does not reflect a tax benefit relating to the loss since because the Company is in a loss carryforward position for financial reporting purposes. Software revenues were down 22.1% in the third quarter of fiscal 1998 compared to the same period in the prior year. Management believes this decrease in software revenues was mainly the result of the attention and efforts spent in the transition to adding the new Baan product line, reduced revenues from restructured operations (a reduction of $716,000 from the third quarter of 1997) and reduced revenues due to lower levels of personnel caused by attrition. The Company recorded a decrease in net revenues of 6.0% and a net loss of $10,022,000 (including a $6,836,000 restructuring charge incurred in the second quarter of 1998) for the first three quarters of fiscal 1998, compared with a net loss of $2,308,000 for the first three quarters of fiscal 1997.

Although the goal of the Company is to return to profitability, no assurance can be given that the various measures that the Company has taken will actually result in the achievement of this goal. The Company's long term success is also dependent on its ability to attract and retain a highly qualified sales, development and service staff. The Company has recently experienced attrition at rates higher than its historical experience. The Company has taken steps to curtail the attrition, but no assurance can be given that these steps will be successful or that further attrition will not materially impact the Company's financial performance.



Results of Operations

Net Revenues

Net revenues were $8,182,000 for the three months ended August 31, 1998, which was a decrease of 15.5% from the $9,682,000 for the same quarter in the previous year. Net revenues were $27,776,000 for the nine months ended August 31, 1998, which was a decrease of 6.0% from the $29,539,000 for the same period in the previous year. The overall decrease in revenues for the three months ended August 31, 1998 was attributable primarily to the attention and efforts spent planning and executing the restructuring plan. The mix of revenues comparing software, services and hardware revenues as a percentage of net revenues was 47.3%, 48.6%, and 4.1%, respectively, in the third quarter of fiscal 1998, as compared with 51.3%, 42.3%, and 6.4%, respectively, in the third quarter of fiscal 1997. The mix of revenues comparing software, services and hardware revenues as a percentage of net revenues was 48.9%, 45.9%, and 5.2%, respectively, in the first three quarters of fiscal 1998, as compared with 49.1%, 41.9%, and 9.0%, respectively, in the first three quarters of fiscal 1997. International revenues represented less than 10% of net revenues for all periods presented.

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



Software License Fees

Software license fees are customer charges for the right to use the Company's software products. Software license fees decreased 22.1% to $3,866,000 in the third quarter of fiscal 1998 from $4,963,000 in the third quarter of fiscal 1997. The decrease in software license fees was mainly attributable to the attention and efforts spent in the transition to adding the new Baan product lines, reduced revenues from restructured operations(a reduction of $664,000 from the third quarter of fiscal 1997), and reduced revenues due to lower levels of sales personnel caused by attrition. As additional sales personnel continue to train in the Baan products, sales productivity temporarily decreases. The length of the sales cycle can range from two to twelve months depending on such factors as the size of the prospect or complexity of the prospect need. The Company is also in the process of building a sufficient level of prospect leads to maintain and enhance necessary levels of sales activity. Management expects that this decrease in productivity will mainly continue during the next fiscal quarter, and, thereafter, productivity is expected to increase. Management is also actively recruiting new sales talent through various methods. Software license fees decreased 6.3% to $13,573,000 in the first three quarters of fiscal 1998 from $14,491,000 in the first three quarters of fiscal 1997. The decrease was mainly attributable to the reasons mentioned above for the third quarter of the 1998 fiscal year except that software revenues rose in the first quarter of fiscal 1998 due to the introduction of new products.


Service Revenues

The Company offers a number of optional services to its customers, including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues decreased to $3,977,000 for the three months ended August 31, 1998, as compared with $4,095,000 for the same period of the prior year. This decrease was mainly the result of a lower level of service personnel though attrition. Service revenues increased to $12,748,000 for the nine months ended August 31, 1998, as compared with

$12,361,000 for the same period of the prior year. Management expects the level of service demand to grow as the Company transitions to the addition of the Baan product line and recognizes the incremental revenues associated with that transition. The Company has expanded its recruiting efforts and has begun to hire additional service personnel.


Hardware Revenues

Hardware revenues decreased 45.7% to $339,000 in the third quarter of fiscal 1998 compared with $624,000 for the corresponding period of 1997. Hardware revenues decreased 45.9% to $1,455,000 in the first three quarters of fiscal 1998 compared with $2,687,000 for the corresponding period of 1997. The decrease was mainly due to increased sales of software on platforms for which the Company does not supply hardware and the discontinuation of hardware sales to an affiliate of the Company, EMS Solutions, Inc. (a decrease of $93,000 and $334,000 from the third quarter and first three quarters of 1997, respectively)(See General and Administrative Expense below). Management expects the trend of declining hardware sales to continue due to the increasing sales of software licenses operating on the Microsoft Windows NT platform. Hardware used with the Microsoft Windows NT platform is either generally already in place at the customer site or readily available from local suppliers who can also provide local support.


Cost of Software License Fees

The cost of software license fees as a percentage of related revenue was 27.4% for the third quarter of fiscal 1998, an increase from 26.6% for the corresponding period of 1997. The cost of software license fees as a percentage of related revenue was 30.7% for the first three quarters of fiscal 1998, an increase from 27.5% for the corresponding period of 1997. Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues. The Company wrote off a substantial portion of its past investment in software development in conjunction with its restructuring efforts in the quarter ended May 31, 1998. (See the discussion under the caption "Restructuring and Other Charges" in the section of the Company's Form 10-Q for the period ended May 31, 1998 titled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Software amortization decreased $379,000 in the third quarter of fiscal 1998 as compared to the same period of 1997 as a result of the amounts written off of previously capitalized development costs in the restructuring. The cost of software license fees is also dependent on the level of third party costs associated with certain software revenues and includes such items as purchased licenses and other components. The third party costs includes costs associated with the new Baan product line revenues and vary directly with those revenues. The remaining increases in the cost of software license fees as a percentage of related revenue was due to these third party costs and to lower levels of software revenue.

Cost of Services

The cost of services as a percentage of related revenue increased to 90.0% for the three months ended August 31, 1998 as compared with 82.7% for the same quarter in the previous year. The increase was mainly due to additional compensation for current personnel, higher costs of outside sourced labor, and additional warranty work associated with new versions of the Company's software. The cost of services as a percentage of related revenue decreased to 79.8% for the nine months ended August 31, 1998 as compared with 85.6% for the same period in the previous year. The decrease was mainly due to increased levels of customer billing generated by existing personnel less the factors listed above for performance during the third quarter of fiscal 1998. The Company has experienced increased levels of service business from its customer base and a reduction in employees through attrition. The current service backlog exceeds current capacity and the Company continues efforts to hire additional service personnel. Management expects the cost of services as a percentage of related revenue to increase slightly with the additional training costs associated with the hiring of new personnel. The Company also continues to take further steps to reduce the level of customer warranty work by enhancing the quality of its software through improved internal processes.


Cost of Hardware

The cost of hardware as a percentage of related revenue decreased to 68.4% in the third quarter of fiscal 1998 from 75.0% in the third quarter of fiscal 1997. The cost of hardware as a percentage of related revenue decreased to 76.4% in the first three quarters of fiscal 1998 from 77.2% in the first three quarters of fiscal 1997. The cost of hardware as a percentage of related revenue varies with the size of the system, the margin mix of items comprising the system being sold, and the competitive pressure of the customer sale. The cost of hardware as a percentage of related revenue also varies with the amount of low margin hardware sales to affiliates. Hardware sales to affiliates declined by $93,000 in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and declined by $334,000 in the first three quarters of fiscal 1998 compared to the first three quarters of fiscal 1997.


Selling and Marketing Expenses

Selling and marketing expenses decreased $1,242,000, or 29.2%, from $4,259,000 in the third quarter of fiscal 1997 to $3,017,000 in the third quarter of fiscal 1998. Selling and marketing expenses decreased $1,060,000, or 9.6%, from $11,103,000 in the first three quarters of fiscal 1997 to $10,043,000 in the first three quarters of fiscal 1998. This decrease was mainly due to the restructuring resulting in reduced staffing and closed locations, and reduced marketing expense. The Company also experienced lower compensation expense related to employee attrition.


General and Administrative Expenses

General and administrative expenses decreased $7,000, or 1.1%, from $631,000 in the third quarter of fiscal 1997 to $624,000 in the third quarter of fiscal 1998. General and administrative expenses decreased $156,000, or 5.2%, from $2,993,000 in the first three quarters of fiscal 1997 to $2,837,000 in the first three quarters of fiscal 1998. The decrease in general and administrative expenses was mainly due to a reduction of expense related to the restructuring. As a percentage of net revenues, general and administrative expenses were 7.6% and 6.5% in the third quarter of fiscal 1998 and 1997, respectively. As a percentage of net revenues, general and administrative expenses were 10.2% and 10.1% in the first three quarters of fiscal 1998 and 1997, respectively. The increase in general and administrative expenses as a percentage of net revenues was mainly attributable to the reduced level of revenues during the transition to adding the Baan product line.



Product Development Expense

Product development expense decreased 3.9% from $621,000 in the third quarter of fiscal 1997 to $597,000 in the third quarter of fiscal 1998. Product development expense, exclusive of reductions for capitalized software, decreased by $332,000, and capitalized software decreased by $308,000. Product development expense increased 16.6% from $1,817,000 in the first three quarters of fiscal 1997 to $2,118,000 in the first three quarters of fiscal 1998. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard
(SFAS) No. 86. The Company capitalized $737,000 of product development costs in the third quarter of fiscal 1998 compared to $1,045,000 in the third quarter of fiscal 1997. The Company capitalized $2,800,000 of product development costs in the first three quarters of fiscal 1998 compared to $3,207,000 in the first three quarters of fiscal 1997. With the completion of two major development projects and with the cessation of development of software products for large customers which software is now supplied through the relationship with Baan, the Company has reduced the level of investment in product development.


Restructuring and Other Charges

In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $6,836,000 related to entering into a new distributor arrangement for manufacturing software, and a reduction of costs focused on improving the Company's financial performance. Approximately $6,600,000 of the total charge has been paid or expensed as of August 31, 1998. The Company anticipates the remaining liability of approximately $200,000 to be paid in the fourth quarter of fiscal 1998, which will be financed through working capital.


Other Income\Expense-Net

Other income\expense-net was $39,000 of expense for the third quarter of fiscal 1997 compared to $165,000 of expense for the third quarter of fiscal 1998. Other income\expense-net was $176,000 of expense for the first three quarters of fiscal 1997 compared to $481,000 of expense for the first three quarters of fiscal 1998. The increase in the level of expense was mainly the result of an increase in interest expense as a result of increased borrowings under the Company's borrowing facility.

Income Tax

No income tax benefit was recorded for the third quarter of fiscal 1998 or the third quarter of fiscal 1997. A small tax expense of $33,000 (for state and local taxes) and no income tax benefit was recorded for the first three quarters of fiscal 1998 compared to a benefit of $883,000 for the first three quarters of fiscal 1997. At August 31, 1998, the Company, for financial reporting purposes, is in a tax loss carryforward position. Generally accepted accounting principles prohibit the Company from recording a tax benefit under these circumstances.


Liquidity and Capital Resources


At August 31, 1998, the Company had cash and marketable securities aggregating $8,000. During the first three quarters of fiscal 1998, the Company's operating activities provided $1,656,000 of cash compared to using $160,000 of cash for the same period of the prior year. This decrease in the use of cash was mainly attributable to the Company's restructuring of its operations and the reduction in accounts receivable. On September 29, 1998, the Company received payment in full of $307,000 on a note from EMS Solutions, Inc. which was previously to be paid over a six year term beginning January 1, 1998.

Investing activities used cash of $2,712,000 in the first three quarters of fiscal 1998 compared to using $3,901,000 of cash in the first three quarters of fiscal 1997. The principal use of the cash in the first three quarters of fiscal 1998 was $2,800,000 for capitalized product development. The principal uses of cash in the first three quarters of fiscal 1997 included $3,207,000 for capitalized product development and $1,101,000 for purchases of equipment and furniture.

Financing activities provided $1,050,000 of cash in the first three quarters of fiscal 1998 compared with providing $3,602,000 of cash in the first three quarters of fiscal 1997. The cash provided in fiscal 1998 mainly reflected the equity contribution from the Company's preferred stock offering. (See Note 5 to the Consolidated Financial Statements) As of August 31, 1998, the Company, based on the level of of eligible accounts receivables, had $1,828,000 of availability under its then $6,000,000 line of credit. As of September 30, 1998, the Company had $569,000 of availability under its line of credit.

The Company's credit agreement with Foothill Capital Corporation also contains certain restrictive covenants relating to income (EBITDA), tangible net worth, and level of capital expenditures. On October 6, 1998, the Company amended its loan facility to reset the tangible net worth and EBITDA covenants to levels in keeping with the Company's current financial position. The amendment also restructured the loan facility to increase the term loan by $776,553 with an amortization period of 36 months and to reduce the revolving line of credit to a limit of $5,000,000. These changes will provide the Company with additional short-term working capital. In order to meet financial covenants in the future, the Company will need positive operational results in the short term. In the event that the Company's performance does not improve in the short term, the Company will need to secure additional waivers and/or alternative sources of financing. The Company is continuing its review of alternative sources of financing to deal with its current financial status. Although management believes that waivers and/or additional financing can be obtained, if needed, no assurance can be given that waivers or such additional financing will be available to the Company on acceptable terms. In the event that the Company is unable to secure necessary waivers or additional financing, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund continuing operations at current levels.


Year 2000

The Company utilizes a combination of its own software and custom-written systems for running its own operations. Based on its own evaluation, the Company believes that it will incur no significant costs associated with ensuring year 2000 compliance of its internal systems. Since the release of version 5.1.2 of the Company's software product, the Company's software product has been year 2000 compliant.

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

                Not Applicable

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

          (a)  None

          (b) On August 28, 1998 the Company sold and issued 1,005 shares of its Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1,000 per share, for aggregate gross proceeds of $1 million. Holders of Series A Preferred are entitled to receive an 8% cumulative dividend ($80 per share) before any dividends may be paid on the Common Stock. Also, in the event of liquidation of the Company holders of Series A Preferred are entitled to receive $1,000 per share, plus all accrued but unpaid dividends, before any payment can be made on the Common Stock.

          (c) On August 28, 1998, the Company sold and issued 1,005 shares of its Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred") at a price of $1,000 per share. Series A Preferred was sold pursuant to a Preferred Stock Placement Agreement between the Company and Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated ("Taglich") in which Taglich agreed to use its best efforts to sell, on a private placement basis, up to $5,000,000 of Series A Preferred. The 1,005 shares of Series A Preferred were sold to investors qualifying as "accredited investors" under Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

              The aggregate offering price was $1 million. For its services, the Company paid Taglich 8% of gross proceeds plus five (5) year warrants to purchase shares of Common Stock equal to 10% of the total number of shares of Common Stock issuable upon exercise of the Series A Preferred Stock sold in the Private Placement. Exemption from registration for the sale is claimed pursuant to
              Section 4 (2) and Regulation D under the Securities Act. The securities were sold is a private placement only to "accredited investors" as defined in Regulation D.

              The Series A Preferred is convertible into Common Stock at an initial exercise price of $3.50 per share, with the value of the Series A Preferred Stock pegged at $1,000 per share for conversion purposes. The exercise price of $3.50 may be reduced in certain circumstances to prevent dilution.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

                  3.1 Restated Articles of Incorporation

                  3.2 Articles of Amendment relating to Series A 8% Convertible Redeemable Preferred Stock

                  4.1 Waiver and Second Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated August , 1998.

                  4.2 Third Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated October 6, 1998.

                  10.1 Preferred Stock Placement Agreement, dated as of August 28, 1998 between Effective Management Systems, Inc. and Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated

                  10.2 Loan Agreement by and between EMS Solutions, Inc. and Effective Management Systems, Inc. dated January 1, 1998.

                  10.3 Special Compensation and Separation Agreement by and between Jeffrey J. Fossum and Effective Management Systems, Inc. effective January 1, 1998.

                  10.4 Special Compensation and Separation Agreement by and between Wayne T. Wedell and Effective Management Systems, Inc. effective January 1, 1998.

                  27 Financial Data Schedule [EDGAR version only]



         (b)   Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EFFECTIVE MANAGEMENT SYSTEMS, INC.




October 15, 1998                    By:  /s/ MICHAEL D. DUNHAM
                                         Michael D. Dunham
                                         President (principal executive officer)



                                    By:  /s/JEFFREY J. FOSSUM
                                         Jeffrey J. Fossum
                                         Chief Financial Officer and Assistant
                                         Treasurer (principal financial and
                                         accounting officer)

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

      3.1   Restated Articles of Incorporation

      3.2 Articles of Amendment relating to Series A 8% Convertible Redeemable Preferred Stock

      4.1 Waiver and Second Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated August , 1998.

      4.2 Third Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated October 6, 1998.

      10.1 Preferred Stock Placement Agreement, dated as of August 28, 1998 between Effective Management Systems, Inc. and Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated

      10.2 Loan Agreement by and between EMS Solutions, Inc. and Effective Management Systems, Inc. dated January 1, 1998.

      10.3  Special Compensation and Separation Agreement by and between Jeffrey
            J. Fossum and Effective Management Systems, Inc. effective January 1, 1998.

      10.4  Special  Compensation and Separation  Agreement by and between Wayne
            T. Wedell and Effective Management Systems, Inc. effective January 1, 1998.

      27    Financial Data Schedule [EDGAR version only]