Form 10-K
period 1998-11-30
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1999-03-01
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT
    OF 1934 For The Fiscal Year Ended November 30, 1998.

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE  ACT OF 1934
       For The Transition Period From................ to .................

                         Commission file number 0-23438
                           ---------------------------
                       Effective Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                        39-1292200
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

    12000 West Park Place, Milwaukee, WI                    53224
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (414) 359-9800
                           ---------------------------
          Securities registered pursuant to Section 12 (b) of the Act:

                                      None.

          Securities registered pursuant to Section 12 (g) of the Act:

             Title of Class                              Title of Class
      Common Stock $.01 Per Value              Warrants to Purchase Common Stock

                           ---------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at February 1, 1999 was $3,753,972

    The number of common shares outstanding at February 1, 1999 was 4,118,486

                      DOCUMENTS INCORPORATED BY REFERENCE:

Effective Management Systems, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

                       Effective Management Systems, Inc.


                                 Index to Annual
                               Report on Form 10-K
                            For the Fiscal Year Ended
                                November 30, 1998


Part I

   Item 1.         Business                                                    1
   Item 2.         Properties                                                 13
   Item 3.         Legal Proceedings                                          13
   Item 4.         Submission of Matters to a Vote of Security Holders        13



Part II

   Item   5.       Market for Common Equity and Related Stockholder Matters   14
   Item   6.       Selected Financial Data                                    17
   Item   7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operation (for the fiscal
                    years ended November 30, 1998, 1997, and 1996)            19
   Item 7A.        Quantitative and Qualitative Disclosures About Market
                   Risk                                                       26
   Item   8.       Financial Statements and Supplementary Data                27
   Item   9.       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        50




Part III

   Item 10.        Directors and Executive Officers of the Registrant         51
   Item 11.        Executive Compensation                                     51
   Item 12.        Security Ownership of Certain Beneficial Owners
                   and Management                                             51
   Item 13.        Certain Relationships and Related Transactions             51


Part IV

   Item 14.        Exhibits and Reports on Form 8-K                           51


   Signatures                                                                 52

Part I

Item 1. Description of Business

Overview

We develop, procure, market and support integrated manufacturing and business management software. We design our Time Critical Manufacturing(R) ("TCM(R)") software with the underlying philosophy that time is a crucial element in manufacturing, and that reducing time in the manufacturing process leads directly to increased profits for the manufacturer. TCM(R) software integrates technologies such as electronic data interchange, imaging, bar-coding, factory automation, engineering system integration, distributed numerical control, statistical process control and fourth generation language tools with the Company's proprietary algorithms for scheduling and production, to optimize the customer's labor, capital and inventory utilization. The software we offer functions on the Windows NT, IBM AIX, and HP-UX operating systems. We also provide services support for our software products and on a limited basis sell computer hardware.

The software products we offer include: TCM(R), which is a pre-integrated enterprise resource planning, accounting and manufacturing execution system, and FACTORYnet(R) I/S, which is an integrated manufacturing execution system, providing production management, shop floor scheduling, and operations support. We also offer the manufacturing software of the Baan Company ("Baan"), which is an enterprise resource planning and accounting system that will ultimately be combined with our manufacturing execution system. Our distributor arrangement with Baan was entered into in April 1998.

Our software products are often integrated with a bar code data collection system or direct machine controls, and provide up-to-the-minute information to track production and business operations. This facilitates real-time decision making and enables employees throughout an organization to respond quickly to marketplace demands and unanticipated events.

We typically focus our sales and marketing efforts on discrete ("discrete" manufacturers assemble or fabricate parts into finished products as distinguished from "process" manufacturers which mix, separate and otherwise combine or control ingredients to create finished products) manufacturing plants. We have licensed our software products to over 1,700 customer sites. We distribute our products in the United States through eleven branch offices and through seven joint ventures and independent distributors.

We were incorporated in Wisconsin in 1978. We became a publicly held company as a result of our initial public offering which was completed in February 1994. During 1995, we acquired Intercim Corporation and the remaining interest in Effective Management Systems of Illinois, Inc., a joint venture subsidiary, and in 1996, we acquired the remaining interest in Darwin Data Systems Corporation, another joint venture subsidiary. For further details regarding the Darwin acquisition, see Note 2 of Notes to our Consolidated Financial Statements.

In April 1998, we undertook a major restructuring plan and recorded a restructuring charge of approximately $6.8 million. The restructuring included entering into the distribution agreement with Baan and various cost reductions aimed at improving our financial performance. In connection with the restructuring, we also closed facilities both in the United States and internationally and decreased our workforce, particularly in development marketing and administration. For additional information regarding the restructuring, see Notes 3 and 4 to our Consolidated Financial Statements.

Business Risk Factors

The risk factors set forth below are applicable to the Company. Statements in this Annual Report on Form 10-K other than statements of historical fact, including statements relating to our expected operations and financing activities, are forward-looking statements that involve certain risks and uncertainties. See "Special Note Regarding Forward-Looking Statements." These risks and uncertainties include, but are not limited to, the following.

Financial Results for the Last Three Years

For the fiscal year ended November 30, 1998, we had a net loss of $10,590,000. For the fiscal years ended November 30, 1997 and 1996, we had a net loss and net income of $2,160,000 and $153,000, respectively.

Financial Covenants and Limitations; Liquidity

Our credit  agreement  with our  primary  lender  contains  certain  restrictive covenants, including covenants relating to earnings before interest, taxes, depreciation and amortization ("EBITDA"), tangible net worth, and captial expenditures. As a result of our recent financial performance and restructuring, we have been obligated to obtain and have obtained covenant relief from our lender relating to the EBITDA and tangible net worth covenants. To raise additional capital, we have also sold shares of perferred stock. Although we have taken steps to improve our financial performance, no assurance can be given that these steps will have the intended result. In the event that our financial performance does not improve or if we are unable to secure additional investment capital or sell assets to bolster our financial position, we will require additional covenant relief. In the event that such covenant relief is not obtained, it would likely have a material adverse effect on our liquidity, including our ability to fund continuing operations. Our current credit facility contains limits on the amount we may borrow based on the level of our outstanding accounts receivable. At January 31, 1999, we had borrowing availability of $773,000 under our credit agreement. Based on recent financial performance, all of our debt has been classified as short-term and our audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which our auditors have expressed substantial doubt as to our ability to continue as a going concern. Our financial situation may also make it more difficult for us to market our products to new and existing customers.

Success of Recent Restructuring

In April 1998, we effected a major restructuring and recorded a restructuring charge of approximately $6.8 million. The restructuring related to entering into a new distribution arrangement with Baan for manufacturing software and various cost reductions aimed at improving our financial performance. In connection with the restructuring, we closed facilities both in the United States and internationally and took actions to rationalize our workforce, particularly in the development, marketing and administrative areas. Although we expect the restructuring to impact our financial performance positively, no assurance can be given that the restructuring will be successful or that it will not have unanticipated effects, such as the loss of significant customers and/or key employees.

Dependence on Principal Products

A significant portion of our revenue is derived from license fees for TCM(R) and for FACTRORYnet(R) I/S and the sale of related support services. Accordingly, any event that could adversely affect license fees for TCM(R) or FACTORYnet(R) I/S, such as significant flaws or incompatibility, negative publicity or evaluation, or obsolescence of the hardware platforms on which the systems run, could have a material adverse effect on our results of operation.

Baan Relationship; Dependence on Third Party Software

We recently entered into an arrangement pursuant to which we license certain software products from Baan to sell into a segment of our marketplace. As a result of this arrangement, we have refocused our current TCM(R) product to the lower end of the mid-market and will rely on the Baan product to service the high end of the mid-market. There can be no assurance that we will be successful in marketing the Baan product offering, that such offering will remain viable in our target market or that Baan will continue such relationship after the expiration of its initial term. In addition to the Baan relationship, internally developed software products incorporate and use software technology and software products developed by other third parties. There can be no assurance that all of these companies will remain in business or that their product lines will remain viable. If any of these companies fails to remain in business or abandons or fails to enhance a particular product line, we may need to seek other suppliers. This could result in us having to significantly alter our internally developed product lines which could have a material adverse effect on our results of operations. There also can be no assurance that our current suppliers will not significantly alter their pricing in a manner adverse to us.

Dependence on Key Employees

Our success is dependent to a significant extent on our executive officers and other key personnel (including technical and sales personnel), the loss of whom could have a material adverse effect on the company. Our future success will depend in large part on our ability to attract and retain talented and qualified employees. Competition in the recruiting of highly-qualified personnel in the management information systems industry is intense and there can be no assurance that we can retain our key employees or that we can attract, assimilate and retain other qualified personnel in the future. We have recently experienced attrition at rates higher than our historical experience. We have taken steps to curtail the attrition, but we can give no assurance that these steps will be successful or that further attrition will not materially impact our financial performance.

New Products and Technical Change

The market for our products (including third-party supplied products) is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing product offering and products currently under development obsolete and unmarketable. Our future success will depend upon our ability to enhance our current products and to develop and introduce or obtain from third-party suppliers new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by us to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development, acquisition or introduction, could result in a loss of competitiveness or revenues. There can be no assurance that we will be successful in developing, acquiring and marketing new products or product enhancements on a timely basis or that we will not experience significant delays in the future, which could have a material adverse effect on our results of operation.

Intellectual Property and Property Rights

We regard our software products as proprietary, in that title to and ownership of our software generally reside exclusively with us. We attempt to protect ownership of our software with a combination of copyright, trademark and trade secret laws, employee and third-party disclosure agreements and other methods of protection common in the industry. Despite these precautions, it may be possible for unauthorized third parties to copy or reverse-engineer certain portions of our products or to obtain and use information that we regard as proprietary. Like many software firms, we presently have no patents. We license the source code for our software to some customers for customization. Although our source code license contains confidentiality and nondisclosure provisions, there can be no assurance that such customers will take adequate precautions to protect such code. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms we use to protect our software will be adequate or that our competitors will not independently develop software products that are substantially equivalent or superior to our software products. Although we do not believe that our products infringe on the existing proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us.

Variability of Quarterly Operating Results; Limited Backlog

Our operating results can vary substantially from quarter to quarter due to various factors, including, among others: the size and timing of customer orders; the buying patterns of manufacturers in our target market; delays in the introduction of products or product enhancements by us or by other providers of hardware, software and components for the management information systems market; competition and pricing in the software industry; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products; changes in operating expenses; and general economic conditions. We have historically operated with little backlog because software orders are generally shipped as orders are received. As a result, product revenue in any quarter is dependent on orders booked and shipped during that quarter. A significant portion of our operating expenses are based on anticipated revenue levels and are relatively fixed in nature. If revenue does not meet our expectations in any given quarter, operating results may be adversely affected.

Competition

The management information systems industry is intensely competitive and rapidly changing. A number of companies offer products similar to the products we offer. Some of our existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sale organizations and significantly greater financial resources than the company and its third-party suppliers. There can be no assurance that such competitors will not develop products that are superior to the products we offer or that achieve greater market acceptance. Our future success will depend, in part, upon our ability to increase software license fee revenues in our target markets. There can be no assurance that we will be able to compete successfully against our competitors or that the competitive pressures we face will not adversely affect our financial performance.

Expansion Plans

We plan to expand our business within our distribution network in the United States with the objective of increasing total net revenues and profits. There can be no assurance, however, that the efforts and funds directed towards enhancing our product offering and expanding within our distribution network will result in revenue and profit growth. Any future growth of the company will also depend on, among other things, our ability to gain market acceptance for our product offering in target geographic areas and to monitor and control the additional costs and expenses associated with expansion. We are also dependent upon securing services at competitive rates from third-party service providers. No assurance can be given that we will be able to successfully manage these aspects of our business.

Control by Management

Our management currently holds approximately 37% of the outstanding common stock. As a result, management personnel have a significant impact, if they act together, on the election of directors and shareholder approval of various corporate actions.

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

In the 1990's,  new  management  approaches  for  manufacturing  companies  have emerged which focus on "time" as the critical element in the manufacturing process. In these management approaches, the manufacturer analyzes the component of time across its entire organization with the goal of correlating the expenditure of time to the addition of value to the finished product or service. Beyond the production focus of the "just-in-time" environment, this new approach focuses on time in all areas of the operation from engineering to manufacturing and from customer order processing to shipment. This new approach differs from MRP II in that it often focuses on improving business operations by treating plant capacity and labor resources as the primary scheduling items and treating material availability as a secondary consideration in manufacturing planning. The new approach emphasizes "operations decision-making" support in contrast to the planning emphasis of MRP II and more recently developed planning systems such as Enterprise Resource Planning ("ERP"). In addition, a category of information systems has been identified as Manufacturing Execution Systems which complements ERP systems by making available real-time information from the factory floor and enhancing production performance and decision-making associated with plant operations. We believe that these Manufacturing Execution Systems represent a relatively new marketplace with substantial benefit potential for manufacturers. We believe that this "time emphasis" in manufacturing management, which is the focus of our TCM(R), Baan, and
FACTORYnet(R) I/S products, will be an essential component of the management approach for many manufacturers in the future.

Consolidation in the manufacturing systems software industry resulted in the top ten ERP software companies garnering 82% of industry revenues in 1997 according to Plant Wide Research. Five of these top ten software companies have historically focused on providing their products for large manufacturing corporations. This group is referred to as "Tier 1" ERP companies. Each of the Tier 1 companies spends in excess of $100 million on research and development annually. Such levels of expenditures on R&D present a challenge to all mid-sized manufacturing software companies like us to provide competitive products in the upper mid-market at affordable costs. The information systems technology infrastructure is different from prior eras in that Tier 1 products today operate in the same technology environment for large corporations as well as mid-sized manufacturers. As a result, Tier 1 software products are now practical for mid-sized manufacturing companies to purchase and use in their business for the first time.

Strategy

Our objective is to become a leading provider of integrated business software systems for discrete manufacturing plants. We have identified three strategic initiatives to achieve this goal.

Focus on Time Critical Manufacturing. We believe that manufacturers are striving to become more "time competitive," and that manufacturing software which focuses solely on providing information for planning and on recording information for historical analysis will be inadequate to meet the needs and demands of manufacturers in the years to come. To be effective in the future, we believe that manufacturing software will be required to empower individuals at all levels of an organization to make immediate decisions regarding production processes and business activities. Since 1988, we have focused our resources on developing software to assist time-oriented manufacturing management. Our software facilitates real-time decision-making by employees, enabling them to change processes proactively and react quickly to marketplace demands and unanticipated events. With few exceptions, we believe that the limited number of information system implementations currently in place which have this "time" focus have been developed on an individual customized basis. We are not aware of other major products available in our target market for discrete manufacturers which offer both planning and execution systems and have a strategy of focusing on time.

Commitment to Manufacturing Execution Systems. We believe that discrete manufacturers can gain significant competitive advantage by implementing
Manufacturing Execution Systems. These systems bring together the data and information from ERP Systems, Industrial Control Systems, and Engineering Systems.

We offered our first Manufacturing Execution System package in 1988 and believe that it is currently a leader in this software segment. Typical business functions included in a Manufacturing Execution System are described below (see
- "Time Critical Manufacturing - - Software Products"). Although the people in an organization which use this software on a minute-to-minute and hour-to-hour basis are the factory operations personnel, we believe that the value manufacturers realize from implementing a Manufacturing Execution System extends far beyond this realm. We believe, based on the experience of our customers, that the major benefit of implementing a Manufacturing Execution System within an organization is improved customer service and competitiveness. These systems allow an organization to reduce non-value added elapsed time in the overall business process. We currently offer two Manufacturing Execution System products, one which is pre-integrated with a total software offering for the entire enterprise (TCM(R)) and the second is FACTORYnet(R) I/S in which our personnel use Manufacturing Execution System software to "round out" and complete partial manufacturing execution system initiatives already undertaken by the customer.

Management believes Manufacturing Execution Systems provide a significant market opportunity for us and, correspondingly, has strategically committed the company to enhancing its Manufacturing Execution System offerings and marketplace presence.

Software Products

We develop, market and support TCM(R) application software for discrete manufacturing companies. We offer licenses for these software products: (a) TCM(R), which is a full function business and ERP software system, including a pre-integrated Manufacturing Execution System providing production management, shop floor scheduling and operations support; and (b) FACTORYnet(R) I/S, which is a Manufacturing Execution System that provides production personnel with correct revisions of drawings, specifications, procedures, and instructions to help them make a better product and make it right the first time. Baan software systems, which include ERP systems, Supply Chain Management systems, Sales Force Automation systems and Advanced Business Modeling technology, are offered by our company to upper and midmarket discrete manufacturing customers. Our software products are intended to provide a set of "tactical tools" which will enable the customer to achieve its strategic goals by correlating the expenditure of time to the addition of value to the finished product or service.

Our products are designed for discrete manufacturers, including both stand-alone manufacturing plants and autonomous divisions of large corporations. "Discrete" manufacturers assemble or fabricate parts into finished products as distinguished from "process" manufacturers which mix, separate and otherwise combine or control ingredients to create finished products. Our focus on discrete manufacturers includes the market segments of repetitive and electronics manufacturers which some people identify as additional market segments.

Time Critical Manufacturing - - Software Products

Our software provides assistance for a broad range of tasks identified in the six categories set forth below. The TCM(R) product can include software from all of these six categories. TCM(R) and FACTORYnet(R) I/S provide different capabilities within the Manufacturing Execution System and Decision Support Tools categories described below. We anticipate that over time the two
Manufacturing Execution System product offerings will evolve into a single product which is more comprehensive than either of the current Manufacturing Execution System offerings.

                   Time Critical Manufacturing Software Suites

I.       PLANNING
         Master Production Scheduling             Manufacturing Resource Planning II          Capacity Planning

II.      PRODUCT DATA MANGEMENT
         Product Configurator                     Engineering Change Control                  Standard Bills of Material
         Standard Routings                        Computer Aided Manufacturing ("CAM")        Document Library
         Item Master                              Computer Aided Design ("CAD")               Standard Cost Build Up

III.     SUPPLY CHAIN MANAGEMENT
         Customer Service                         Inventory Control                           Procurement
         Estimate/Quote                           Inventory Management                        Requisitions
         Customer Maintenance                     Distribution Management                     Vendor Maintenance
         Customer Order Processing                                                            Purchase Orders
         Shipping                                                                             Vendor Performance
         Liability & Warranty                                                                 Electronic Data Interchange
         Electronic Data Interchange ("EDI")

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

V.       FINANCE, ACCOUNTING, AND ADMINISTRATION
         Accounts Receivable                      General Ledger                              Fixed Assets*
         Accounts Payable                         Human Resources*
         Standard Cost                            Payroll*

VI.      DECISION SUPPORT TOOLS
         Executive Information System             Document Library
         Report Writer                            E-Mail
         Database                                 Internet
         Notification Services                    ODBC Access

VIII.    BAAN SOFTWARE PRODUCTS
         Capacity Requirements Planning           Project Network Planning
         Engineering Change Control               Repetitive Manufacturing
         Engineering Data Management
         Master Production Scheduling
         Material Requirements Planning
         Product Classification
         Product Configuration
         Production Control
         Production Planning
         Project Budgeting
         Project Control



*These Products Are Provided Based On Third Party Sublicensing Alliances.

I.       Planning
The planning modules provide master production scheduling capability integrated with rough cut capacity planning to assist production organizations in planning materials requirements and manufacturing resource levels for the manufacturing facility.

II.      Product Data Management ("PDM").
PDM modules allow for product definition and control of engineering changes and relationships among component parts. These modules include software which interfaces with industry popular CAD systems and CAM software.

III.     Supply Chain Management
The Customer  Service  modules  provide  control over the customer  order cycle, including quotations, order entry, acknowledgment printing, pick ticket printing, shipping and invoicing. These modules allow for flexible pricing table and multiple order types, including telephone orders, blanket orders and releases, over-the-counter orders and credit memos. We believe that our software for EDI, which facilitates electronic order entry and advance shipping notification, is particularly useful in meeting the needs of the automotive and retail supply industries.

The Inventory Management modules provide engineering data control and offer inventory record keeping, availability projections and replenishment planning. These modules provide bin, lot and serial number control, multi-location support, cycle counting and physical inventory control.

The Procurement modules provide control of the purchasing cycle, including authorized vendor price quotations, purchase order entry and printing, receipts entry and vendor performance analysis. These modules coordinate blanket orders and releases, one-time purchase orders, orders for non-productive materials and electronic mail notification upon receipt.

IV.      Manufacturing Execution System
The TCM(R) and FACTORYnet(R) I/S software products offer integrated Manufacturing Execution Systems which (i) provide production management, shop floor scheduling, distribution of "electronic drawings" as well as textual information on factory floor computer workstations, (ii) collect information from bar coding systems and (iii) facilitate the establishment of direct connections for virtually any NC/CNC machine tool and/or CAD systems. The products also include quality systems integration for SPC analysis. These Manufacturing Execution Systems may operate as stand-alone systems or be integrated into existing customer systems, and are pre-integrated with the remainder of our software.

V.       Finance, Accounting and Administration
These modules provide general accounting and financial assistance in tracking and estimating planned and actual work-in-process costs. Any information from the finance and accounting database may be readily pulled into personal computer spreadsheet systems for further analysis and reporting. These modules also interface with third party human resource, fixed assets, and payroll software products sold by us.

VI.      Decision Support Tools
These software modules are a combination of internally developed and third party software sold by us which facilitate data management, analysis, customization, communication, etc., with and between our software and other software in the customer's computing environment.


Our software modules may be licensed individually or in combination to allow companies with differing business needs and schedules to have flexibility in the implementation of the software system. Customers generally license between $30,000 and $1,000,000 of software per plant, with the total license fees per plant based on the modules licensed and a per seat license fee.

VII.

Baan Software Products

In 1998, EMS became a value-added authorized reseller of Bann software. EMS looked to Baan, a leader in Dynamic Enterprise Modeling Software Solutions, to expand our ability to deliver business value to our customers. This strategy has been widely applauded by industry experts.

Not only does Baan IV Manufacturing offer outstanding features, all the Baan applications are fully integrated to provide consistency and visibility for all activities across entire operations. All Baan software applications can be configured to reflect business relationships between the multiple sites. The result is that even company vendors can gain access to the system to speed up and secure communications throughout the supply chain. Further, comprehensive international capabilities make it easy for companies to integrate their operations across international borders.

Software Technology

We invest in a wide range of software technologies which are important not only for our end user customer but also for our internal software development and distribution. In appropriate circumstances, we have licensed software developed by others and integrated various features of that software into our own software products. For example, our software products incorporate imaging technology, which enables the user to store and interactively display images such as photographs of steps in a particular production process, diagrams of manufacturing sub-assemblies or motion video depicting the proper operation of a machine. This imaging capability facilitates manufacturing and production set-up and also assists users in satisfying ISO 9000 certification criteria (a set of international quality standards). Our products also include EDI, which facilitates electronic order entry and advance shipping notification.

The Baan product line provides  midmarket  manufacturers  with  technology  that
utilizes  Baan's  proprietary   toolset  and  has  been  recognized  as  leading
technology for both Tier 1 and midmarket manufacturing software systems.

Customer Services

We offer comprehensive services for customers. Services provided by us include a telephone support program, system integration, custom software development, implementation consulting, and formal classroom and on-site training. At the customer's option, these services, which are available for both of our software products, can be provided entirely by us or may be supplied in part by the customer or another third party such as a systems integrator or consulting firm. These services, which provide a recurring stream of revenue for us, are offered on an unbundled basis for either an annual or a multi-year subscription period. All of the services offered by us are optional, except that we require first-time licensees of our software to subscribe for at least two years of telephone support. We believe that the availability of effective customer services is critical for customer satisfaction and to increase software license fee revenues. We further believe that services can provide a continuing and more predictable source of revenue as compared to software license feel revenues. For the years ended November 30, 1998, 1997 and 1996, services revenues accounted for 43.0%, 39.4% and 37.4% of our total net revenues, respectively.

The following is a brief description of the various services we provide:

Telephone Support Program. Our telephone support program is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from our business management software. The telephone support program is handled out of our Minnesota, Illinois, and Wisconsin offices and is staffed by thirty trained professionals. The program includes, among other services, answering technical questions regarding standard software, and diagnosing and resolving equipment and software problems.

System Integration and Custom Software Development. We offer system integration and custom software development services, on a fee basis, to meet specific customer requirements and to integrate our software with a customer's existing computer system. We have developed a Time Critical Implementation Methodology ("TCIM"), which is a proprietary implementation methodology intended to facilitate integration and efficient implementation of our products at customer sites. This approach is designed to allow the customer to obtain business benefits sooner than with less structured methodologies. Ongoing technical support is also available from us to all customers who elect to purchase custom software development services.

Implementation Consulting. We provide consulting services, on a fee basis, to assist customers in implementing TCM or Baan software systems using the TCIM approach. These services include value-added implementation planning, project management and specialized customer training. We employ a full-time professional services staff to provide these and other services.

Training. We offer customers a series of both classroom and on-site training options. Training includes classroom and personal instruction at a number of our locations or at the customer's plant site. Standardized training is offered for a fixed fee per class.

Hardware Products

We sell computer hardware and data collection equipment in order to facilitate sales of our software products to customers requiring a complete management information system. We sell, among other hardware, factory data collection equipment, CAMates(R) (a small specialized computer allowing users to monitor and collect data from production machines), bar coding systems, networking and communication equipment, and occasionally server and client computer hardware. The factory data collection and bar coding hardware is purchased from the original manufacturers and resold on a project basis. This equipment ranges from fixed mount bar code scanners and printers to portable units and radio frequency network units. We also offer our customers networking and communication hardware and server and client computing hardware which we purchase from original manufacturers, including Intermec Corporation, plus two distributors, Keylink SystemsSM and Ingram Micro, Inc. During the past several years, we have focused our efforts on generating an increasing percentage of our net revenues from software license fees, which have a higher margin than hardware revenues.

Markets and Customers

We target companies operating discrete manufacturing plants predominantly in the Eastern half of the United States. These plants may be owned by privately held companies or by large, multi-national public corporations. Our customers include, among others, capital equipment manufacturers, job shops, high volume manufacturers, automotive suppliers, consumer product manufacturers, and aerospace equipment manufacturers. During each of the past three fiscal years, no one customer has accounted for more than 10% of our total net revenues.

Sales and Marketing

In the United States and Canada, we license our products and offer services through a direct branch office sales force, joint ventures and independent distributors as reflected in the table below:

  Branch Office Locations      Independent Distributor Territories      Joint Venture Location
  Austin, TX                   Miller Place, NY                         Cleveland, OH
  Boston, MA                   Menomonee, MI
  Chicago, IL                  Pittsburgh, PA
  Cincinnati, OH               Wausau, WI
  Detroit, MI                  West Des Moines, IA
  Houston, TX                  Brainerd, MN
  Los Angeles, CA
  Milwaukee, WI
  Minneapolis, MN
  Norwalk, CN
  Port St. Lucie, FL
  Rockford, IL

We own 50% of the joint venture operating in Cleveland. We obtained our interest in this joint venture primarily in exchange for technical knowledge and management expertise. We have no obligation to fund any losses that may be incurred by the joint venture.

Our direct sales personnel are compensated on a salary plus commission basis. Our joint venture and independent distributor agreements generally provide that sales will be made by authorized resellers from offices within a designated territory. The agreements obligate us to license the reseller at specified prices and to provide training to each reseller. Resellers are normally obligated to sell a specified minimum amount of our software to keep the agreements in effect. We also maintain a staff of systems consultants who offer pre- and post-sales support to the sales and distribution network.

We market our products through advertising campaigns in national trade periodicals and through direct mailings. These efforts are supplemented by listings in relevant directories and trade show and conference appearances. We are also given leads regarding potential customers by our hardware and services vendors, existing customers and various accounting and consulting firms.

Sales cycles for our products vary substantially based on the degree of integration, consulting and training required and also on the status of the customer's hardware system implementation. A sales cycle is usually three to twelve months from the time an initial sales presentation is made until the time a signed license agreement is entered into with a customer.

Strategic Arrangements

A facet of our strategy is to establish arrangements with suppliers of state of the art information systems technology. Over the last five years we have worked to expand the number of our strategic relationships.

We have distributor relationships with Keylink SystemsSM, a subsidiary of Pioneer Standard Electronics, Inc. Company, and Ingram Micro, Inc., which supply computers, associated peripherals and third party software. We have arrangements with Intermec Corporation relating to bar code data collection systems which are integrated on an "off-the-shelf" basis into our software products. Our software has been integrated with other bar coding systems on a customized basis. We also have a relationship with the Datamyte Division of Rockwell Automation for its Quantum quality control software product line.

In addition to our relationships with equipment providers, we have relationships with numerous software product suppliers. These companies provide software which we use within TCM(R) and FACTORYnet(R) I/S software. Synergex International Corporation has provided us with the Synergy 4GL Applications Development Environment since 1990. We purchase EDI software from Supply Tech and Radley Corporation.

We have a relationship with Baan of the Netherlands by which we are licensed to resell their software throughout the United States. We focus our efforts on Baan sales in nineteen states within the Eastern half of the country. These states represent over 50% of the midsized discrete manufacturing markets in the country. Our relationship with Baan was established in 1998. We are the first midmarket ERP organization to establish such a relationship with respect to a Tier 1 manufacturing software product. First sales of the Baan software product occurred during our third quarter of fiscal 1998.

Our relationship with the equipment and software product suppliers described above is basically that of a reseller of such suppliers' products. As such, we are entitled to volume discounts on products which we purchase and are generally entitled to the benefits of cooperative marketing programs.

Product Development

We believe we must continue to enhance and broaden the software products we offer to meet the constantly evolving needs of discrete manufacturers within our target market. We rely on both interanlly developed and exteranlly developed products to offer to our target market. Prior to 1998, we relied exclusivley on internal development and development related to customized projects implemented at field sites to extend, enhance and support our software products, and develop and integrate new capabilities.

During the fiscal years ended November 30, 1996, 1997, and 1998, our total software investment (consisting of product development expenses and capitalized software development costs) was $5.6 million, $6.9 million and $6.2 million, respectively. Product development expenditures which were expensed and not capitalized during those three fiscal years totaled $2.2 million, $2.4 million and $2.8 million, respectively.

Software development efforts currently in progress include the development of product enhancements such as additional object orientation features within our products, enhanced client-server network operations on various operating systems, extended operation on various relational database products, and enhanced functional capability. There can be no assurance, however, that these development efforts will result in product enhancements that we will be able to market successfully. Certain of these enhancements are dependent upon the development efforts of third party suppliers over whom we have no control. In the event the development efforts of the third party suppliers are delayed or are unsuccessful, our software developments would be similarly delayed. Software development is, however, an evolutionary process and our management believes it could eventually find other suppliers or, if unsuccessful in its search, that it could successfully re-engineer existing products to fulfill its requirements.

Competition

The manufacturing software industry is intensely competitive and rapidly changing. A number of companies offer products similar to our products. Some of our existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than us.

We believe that our employees' understanding of diverse manufacturing operations and processes and the potential business benefits of the TCM(R) management approach to such operations allow us to differentiate ourselves from competitors. Other competitive factors include software product features and functions, product architecture, the ability to function on a variety of operating systems, technical support and other related services, ease of product integration with third party application software, price, and performance. In December 1997, Gartner Group identified twenty-four competitors in the North American mid-market Enterprise Resource Planning area for discrete manufacturers. Additionally, that firm identified eight competitors in the Manufacturing Execution Systems market as of June 1997. Although Gartner Group identified a limited number of competitors in its Manufacturing Execution Systems study, we generally do not encounter these competitors in the marketplace. We believe that our primary competition for our Manufacturing Execution System products are customized software products developed by internal data processing staffs or by third party offerings for both ERP and Manufacturing Execution System discrete manufacturers.

Intellectual Property

We have registered or have applied for registration of our "EMS" and "TCM(R)" trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which we currently do business. Among others, we have also received or applied for trademarks for products marketed under the names FACTORYnet(R) I/S and CAMate(R).

We regard our software products as proprietary in that title to and ownership of our software reside exclusively with us. We attempt to protect our rights with a combination of trademark, copyright and employee and third-party nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of our software products. While our competitive position could conceivably be threatened by our inability to protect our proprietary information, we believe that copyright and trademark protection are less important to our success than other factors such as the knowledge, ability and experience of our personnel, name recognition and ongoing product development and support.

Employees

As of November 30, 1998, we had 299 full-time employees, of whom 60 were engaged in sales and marketing; 58 in product development; 140 in customer service; and 41 in management, finance and administration. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We consider our employee relations to be good.

Item 2. Properties

Our corporate headquarters are located in Milwaukee, Wisconsin, in a leased office consisting of approximately 42,000 square feet under a lease expiring on November 30, 2003. We lease additional facilities domestically in Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; Detroit, Michigan; Hartford, Connecticut; Indianapolis, Indiana; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Port St. Lucie, Florida; Rockford, Illinois and San Jose, California. See Note 8 of the Notes to Consolidated Financial Statements for information regarding our total lease obligations.

Item 3.  Legal Proceedings

As of the date of this filing, neither we nor any of our subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on our results of operations or financial position. In December 1998 a judgment was issued in a legal proceeding that further description resulted in our being ordered to pay $212,000.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended November 30, 1998.

Part II
Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock and common stock warrants were traded on The Nasdaq Stock Market for fiscal 1997 and through November 6, 1998 for the fiscal year ended November 30, 1998 under the symbols EMSI and EMSIW, respectively. Currently our common stock and common stock warrants are traded on the OTC Bulletin Board.

The table below represents the high and low sales prices (and for the periods after November 6, 1998, the high and low bid prices) for our common stock and warrants for fiscal 1997 and 1998:

                           Common Stock                          Warrants

1998                    High         Low            High               Low
----


First Quarter       $  4 3/8      $  2 1/16      $  2               $  1 1/8
Second Quarter      $  5 7/8      $  3           $  1 5/8           $  1
Third Quarter       $  2 7/8      $  5 3/8       $  1 1/2           $  1/2
Fourth Quarter      $  3 3/4      $  1 7/8       $  1 1/8           $  3/8


1997                   High          Low            High               Low
----

First Quarter       $  7 3/4      $  5 1/2       $  3 3/16          $  2 1/2
Second Quarter      $  7 1/2      $  6 1/2       $  2 1/2           $  3/4
Third Quarter       $  6 1/8      $  4           $  11/2            $  1
Fourth Quarter      $  6 1/2      $  4           $  2               $  1 1/2

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not represent actual transactions.

As of February 1, 1999, there were 416 shareholders of record of our common stock and 298 holders of record of the warrants. We have not declared or paid cash dividends on our common stock in the past, and currently intend to retain any earnings for use in our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility also contains provisions limiting our ability to pay cash dividends.

Recent Sales of Unregistered Securities.

Series A Preferred Stock

On August 28, 1998, we sold, for an aggregate gross purchase price of $1,005,000, 1,005 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), in a non-public offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) and Rule 506 of Regulation D thereunder. The Series A Preferred Stock was sold at a price of $1,000 per share to accredited investors, as such term is defined in Rule 501(a) under the Securities Act. All shares of the Series A Preferred Stock were subsequently exchanged for shares of the Series B 8% Convertible Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and no shares of the Series A Preferred Stock remain outstanding.

Series B Preferred Stock

       On October 27, 1998, we sold, for an aggregare gross purchase price of $780,000, 780 shares of Series B Preferred Stock in a non-public offering exempt from registration pursuant to Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder. The Series B Preferred Stock was sold at a price of $1,000 per share to accredited investors, as such term is defined in Rule 501(a) under the Securities Act.

       In addition, on October 27, 1998, as part of the Company's offering of its Series B Preferred Stock, we issued (i) certain warrants to purchase 28,714 shares of our common stock and (ii) certain warrants to purchase 26,000 shares of common stock. The warrants are immediately exercisable for a five year period at a price of $3.60 per share, subject to certain adjustment as provided in the warrant agreement. The warrants were issued in a transaction exempt from registration pursuant to Section 4(a) of the Securities Act.

       On October 30, 1998, we exchanged, on a one-for-one basis, 1,005 shares of Series A Preferred Stock for 1,005 shares of Series B Preferred Stock in an offering exempt from registration pursuant to Section 4(2) of the Securtities Act, and Rule 506 of Regulation thereunder. As of February 1, 1999, there were 43 shareholders of record of our Series B Preferred Stock.

The following are the terms of conversion of the Series B Preferred Stock:

Voluntary Conversion. Each share of the Series B Preferred Stock is convertible, at the option of the holder, into shares of common stock at any time prior to the effective date of the forced conversion or redemption at a conversion price of $2.00 (the "Conversion Price"), subject to adjustment. We will not issue fractional shares of common stock upon conversion of Series B Preferred Stock, but will pay a cash adjustment for any such fraction.

       Forced Conversion. We have the right to force conversion of the Series B Preferred Stock into shares of common stock at any time after issuance of the Series B Preferred Stock, provided: (i) that on the Forced Conversion Notice Date and on the Forced Conversion Date (each as defined in the Restated Articles of Incorporation) the common stock issuable upon conversion of the Series B Preferred Stock has been registered pursuant to the Securities Act and such registration is then currently effective; and (ii) the average of the closing bid price of the common stock as listed on the NASDAQ, NYSE, AMEX or wherever the common stock then trades, is at least one hundred seventy-five (175%) percent of the conversion price for twenty (20) days within any thirty (30) consecutive trading day period ending no more than ten (10) days prior to the Forced Conversion Notice Date. Any notice of forced conversion must be given to all holders no less than thirty (30) nor more than forty-five (45) days prior to the Forced Conversion Date. On the Forced Conversion Date, we will pay to all registered holders of the Series B Preferred Stock all accrued and unpaid dividends through and including the Forced Conversion Date.

In the event that our Board of Directors approves a transaction whereby the holders of common stock would be paid a per share price equal to or in excess of one hundred seventy-five (175%) percent of the conversion price (the "Sale Event") and on the Forced Conversion Notice Date and on the Forced Conversion Date the condition set forth in subsection (i) above has been satisfied, we can require all holders of the Series B Preferred Stock to convert their shares of the Series B Preferred Stock into shares of common stock immediately prior to the closing of the Sale Event. Notwithstanding anything to the contrary, holders of the Series B Preferred Stock shall not have the right to vote together with the holders of the common stock or as a separate class on whether to approve the Sale Event (although a holder of the Series B Preferred Stock that converts the Series B Preferred Stock into the common stock prior to the record date for the shareholders' meeting to vote on the Sale Event would be entitled to vote such shares of the common stock) during the one hundred fifty (150) day period following the Forced Conversion Notice Date. In the event that the foregoing does not eliminate the voting rights of the Series B Preferred Stock with respect to a Sale Event, then the holders of such Series B Preferred Stock shall be deemed to have granted to the President and Secretary of the company and each of them individually) an irrevocable proxy for such one hundred fifty 150) day period to vote the Series B Preferred Stock for the approval of the Sale Event. In the event that the Sale Event would result in the holders of the Series B Preferred Stock receiving securities, it is a condition to our right to force conversion resulting from a Sales Event that the securities to be received by the holders of the Series B Preferred Stock are registered under the Securities Act and are freely transferable.

       Adjustment to Conversion Price. The shares of the Series B Preferred Stock provide for adjustment to the Conversion Price upon (i) any subdivision or reverse split of the outstanding shares of the common stock into a greater or lesser number of shares of common stock; (ii) any declaration of a dividend or other distribution by the Company upon the common stock payable in shares of the common stock; or (iii) any capital reorganization or reclassification of the capital stock of the Company. If we through either a private placement or a public offering (but other than pursuant to options granted under our directors' and employee stock option and stock purchase plans or shares or options issued in an acquisition or shares issuable pursuant to the exercise of the Warrants) issue shares of common stock, or options to purchase common stock or rights to subscribe for common stock or securities convertible into or exchangeable for common stock at a price (such price, if other than cash, as determined by our Board of Directors) less than the then market price on the date of sale, the conversion price then in effect shall automatically be reduced by multiplying the then Conversion Price by a fraction, the numerator of which shall be the number of shares of common stock outstanding immediately prior to such issuance, sale or distribution plus the number of shares of common stock which the aggregate consideration received or to be received by us for such issuance, sale or distribution would purchase at the market price per share, and the denominator of which shall be the number of shares of common stock outstanding immediately after giving effect to such issuance, sale or distribution. We will not issue fractional shares of common stock upon conversion of the Series B Preferred Stock, but will pay a cash adjustment for any such fraction. There will be no adjustment in the event that we pay a dividend in cash to holders of common stock; provided, however, we will give the holders of the Series B Preferred Stock written notice at least thirty (30) days prior to our record date for the cash dividend, that we intend to declare a cash dividend.


Item 6.
Selected Financial Data
(Dollars in thousands, except per share data)


                                                                                 Year ended November 30
                                                       ---------------------------------------------------------------------------
                                                               1994         1995(4)         1996           1997          1998
---------------------------------------------------------- -------------- ------------- -------------- ------------- --------------
STATEMENTS OF OPERATIONS DATA:

Net revenues:
Software license fees                                      $ 10,163       $ 11,534      $19,094        $21,752       $ 20,553
Services                                                   $  7,256       $ 10,962      $15,412        $16,781       $ 16,846
Hardware                                                   $  5,245       $  6,528      $ 6,751        $ 4,112       $  1,745
                                                           ============== ============= ============== ============= ==============
                                       Total net revenues  $ 22,664       $ 29,024      $41,257        $42,645       $ 39,144


Cost of products and services:
Cost of third party software license fees                  $    797       $  1,419      $ 2,484        $ 3,065       $  4,717
Software development amortization                          $    515       $    879      $ 1,591        $ 2,535       $  2,243
Cost of services                                           $  4,467       $  7,884      $12,109        $14,000       $ 14,430
Cost of hardware                                           $  4,146       $  5,118      $ 4,979        $ 3,260       $  1,386
                                                           ============== ============= ============== ============= ==============
                          Total cost of products/services  $  9,925       $ 15,300      $21,163        $22,860       $ 22,776


========================================================== ============== ============= ============== ============= ==============
Gross Margin                                               $ 12,739       $ 13,724      $20,094        $19,785       $ 16,368
========================================================== ============== ============= ============== ============= ==============


Selling and marketing expenses                             $  7,407       $  9,479      $14,060        $15,957       $ 13,280
General and administrative expenses                        $  2,227       $  3,029      $ 3,416        $ 3,838       $  3,451
Software development expenses (1)                          $    752       $  1,086      $ 2,235        $ 2,391       $  2,804
Restructuring and other charges                               -----          -----        -----          -----       $  6,836
                                                           ============== ============= ============== ============= ==============
                                 Total Operating Expenses  $ 10,386        $13,594      $19,711        $22,186       $ 26,371


Operating income (loss)                                    $  2,353       $    130      $   383        $(2,401)      $ (10,003)
Other income (expense)                                     $    342       $     80      $  (118)       $  (377)      $    (587)


Income (loss) before income taxes                          $  2,695       $    210      $   265        $(2,778)      $ (10,590)
Income tax expense (benefit)                               $    975       $     79      $   112        $  (618)      $       0
                                                           ============== ============= ============== ============= ==============
Net income (loss)                                          $  1,720       $    131      $   153        $(2,160)      $ (10,590)


Basic and diluted net income (loss) per share              $   0.53       $   0.04      $  0.04        $ (0.53)      $   (2.59)
                                                           ============== ============= ============== ============= ==============

Weighted average common and common equivalent share            3,268          3,669        3,965          4,048           4,090
outstanding (2)




Selected Financial Data


                                                                                     Year ended November 30
                                                        ---------------------------------------------------------------------------
                                                                1994         1995(4)         1996           1997          1998
-----------------------------------------------------------------------------------------------------------------------------------

Other Statistical Data:

Software investment (3)                                     $  1,857       $  3,407      $  5,607       $  6,862      $  6,200

Software investment as a percentage of software
license                                                         18.3%          29.5%         29.4%          31.6%         30.2%


                                                                                     Year ended November 30
                                                        ---------------------------------------------------------------------------
                                                                1994         1995(4)         1996           1997          1998
-----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:

Working Capital (deficit)                                   $  4,749       $  4,677      $  4,396       $  1,785      $ (5,610)
Capitalized software development
costs, net                                                  $  1,861       $  4,000      $  5,781       $  7,717      $  4,373
Total assets                                                $ 17,903       $ 24,332      $ 27,446       $ 28,797      $ 24,160


Long-term obligations                                       $    50        $     21      $  2,123       $  3,966      $    242
Stockholder's equity                                        $ 10,354       $ 14,177      $ 14,597       $ 12,573      $  3,632



(1.)Does not include capitalized software development costs of $1,105, $2,321, $3,372, $4,471 and $3,396 recorded for the years ended November 30, 1994, 1995, 1996, 1997 and 1998, respectively.

(2.)Weighted average common and common equivalent shares outstanding for the periods shown include the effect of common stock equivalents, if dilutive.

(3.) Software investment consists of product development expense and capitalized software development costs.

(4.) Includes  results of Effective  Management  Systems of  Illinois,  Inc. and
     Intercim Corporation since being acquired effective March 31, 1995 and September 6, 1995, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (for the fiscal years ended November 30, 1998, 1997, and 1996)


Overview

Effective Management Systems, Inc.("EMS" or the "Company") recorded a loss of approximately $10.6 million in fiscal 1998 as compared with a loss of $2.2 million in fiscal 1997. The decline in results of operations related in part to a major restructuring plan ("Restructuring") implemented in fiscal 1998 pursuant to which the Company established a distribution relationship with the Baan
Company and incurred the associated costs of transitioning to the new relationship. In the Restructuring, the Company refocused its TCM product to the lower end of the mid market, added the Baan product for the upper mid market, and continued to offer the Intercim Corporation products in the Fortune 1000 market. Management expects the transition in its product offerings to be completed in the first half of fiscal 1999. As part of the Restructuring, the Company incurred a restructuring charge of approximately $6.8 million.

The Company recorded a loss of approximately $2.2 million in fiscal 1997 as compared with net income of $153,000 in fiscal 1996. The decline in results of operations was due in part to the delayed introduction of version 6.0 of the TCM software product as well as increased service costs associated with the implementation of new products and technologies. On November 26, 1997, the Company released version 6.0 of its TCM product which completed the application of a Windows compliant interface, the lack of which had negatively impacted software sales in the past. Also in fiscal 1997, the Company initiated a cost reduction program (the "1997 Cost Reduction") with the goal of reducing costs by $2 million per annum. The Company also announced a realignment of executive management, which included the departure of two executives.

Although the goal of the Company is to return to profitability, no assurance can be given that the various measures that the Company has taken will actually result in the achievement of this objective. In addition, as a result of the fiscal 1997 and 1998 losses, the Company has been required to obtain waivers from its primary lender for covenant violations. In the event that the Company's financial performance does not improve or if it is unable to secure additional investment capital or sell assets to bolster its financial position, the Company will require additional covenant relief in fiscal 1999. In the event that such covenant relief cannot be obtained, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund current operations. Although the Company did raise additional equity capital in fiscal 1998 through the sale of preferred stock, the Company's ability to borrow additional funds under its exisiting credit facility remains limited. As a result of its financial situation, all of the Company's debt has been classified as short-term and its audit report contains an explanatory paragraph for going concern uncertainty.

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

Results of Operations
Total Revenue

Total revenue for fiscal 1998 decreased 8.2% to $39,144,000 from $42,645,000 for fiscal 1997. Total revenue for fiscal 1997 increased 3.4% to $42,645,000 from $41,257,000 in fiscal 1996. The mix of software, services, and hardware revenues was 52.5%, 43.0%, and 4.5%, respectively, in fiscal 1998 as compared to 51.0%, 39.4%, and 9.6%, respectively, in 1997, and 46.3%, 37.4%, and 16.4%, respectively, in 1996. The growth in software and service revenues as a percentage of total revenues during these years was the result of a strategic decision by the Company to focus its marketing and selling efforts on generating an increased percentage of its revenues from higher margin software and services as opposed to lower margin hardware sales. International revenues represented less than 10% of total revenues for all periods presented.

Software License Fee Revenues

Software license fee revenues are customer charges for the right to use the Company's software products. These revenues decreased 5.5% to $20,553,000 in fiscal 1998 from $21,752,000 in fiscal 1997. The decrease in software license fees was mainly attributable to: (1) the attention and efforts spent in the transition to selling the new Baan product lines; (2) reduced revenues and corresponding returns from restructured operations ($2,000,000); and (3) reduced revenues due to a lower number of sales personnel as a result of attrition. Sales of the Baan products, which began April 1998, rose from $130,000 in the
third   quarter of fiscal  1998 to  $1,553,000  in the fourth  quarter of fiscal 1998. As additional sales personnel train in the Baan products, sales productivity temporarily decreases. The length of the sales cycle can range from two to twelve months depending on such factors as the size of the prospect or the complexity of the need of the prospect. The Company is also in the process of building a sufficient level of prospect leads to maintain and enhance necessary levels of sales activity. Management expects that this decrease in productivity will gradually improve during the next two fiscal quarters, and, thereafter, return to historical levels. Exclusive of the territories closed in connection with the Restructuring, sales of the Company's TCM software products declined 23.7% from fiscal 1997 to fiscal 1998 mainly due to prospect concerns about past financial performance. Management expects slower sales of its TCM products to continue until the Company becomes profitable. Sales of the Intercim software products increased 27.5% from fiscal 1997 to fiscal 1998. The software license fee revenues increased 13.9% to $21,752,000 in fiscal 1997 from $19,094,000 in fiscal 1996. The main reason for this increase was the additional sales made to new customers during fiscal 1997.

Service Revenues

The Company offers both mandatory and optional services to its customers. Services provided include a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased to $16,846,000 in fiscal 1998 from $16,781,000 in fiscal 1997. This increase was mainly the result of higher levels of demand from customers upgrading to newer versions of the Company's products, an increase in maintenance revenues, combined with a reduction in service revenues due to a lower number of service personnel as a result of both the Restructuring and attrition, along with a lower level of new TCM software unit sales. As the Company transitions to include the Baan product, management expects service revenues to increase. Initial services will be provided by third party providers, but will be later supplied internally as additional resources are added. Service revenues increased 8.9% to $16,781,000 in fiscal 1997 from $15,412,000 in fiscal 1996. This increase was primarily due to growth in the customer base and normal price increases.

 Hardware Revenues

As an option, the Company will sell computer hardware manufactured by others, along with the Company's software and services. Hardware revenues decreased 57.6% to $1,745,000 in fiscal 1998 from $4,112,000 in fiscal 1997. Hardware revenues decreased 39.1% to $4,112,000 in fiscal 1997 from $6,751,000 in fiscal 1996. These decreases were mainly due to increased sales of software on platforms for which the Company does not supply hardware. The Company has decided to reduce its sales of commodity priced hardware products and those which require specific expertise beyond the scope of the Company's product focus. In turn, the Company has developed relationships with various system integrators which sell the hardware and provide these value-added hardware services.

Cost of Third-Party Software License Fees

Most of the Company's system sales also include the sale of a report writer, a word processor, and/or other software components provided by outside suppliers. The integration of these products into the Company's software products generally requires that the Company pay royalties to these suppliers. Cost of third-party software license fees increased to $4,717,000 in fiscal 1998 from $3,065,000 in fiscal 1997 and from $2,484,000 in fiscal 1996. Since third-party software products are generally sold in conjunction with the Company's software licenses, the increases were historically attributable to a rise in the level of sales of the Company's software as a result of new customer sales and existing customer upgrade sales. In fiscal 1998, $920,000 of the increase in the cost of third-party software license fees was attributable to the new relationship with Baan under which the Company purchases software licenses for sales to end users.

Software Development Amortization

Software development amortization represents the amortization of past investments made by the Company in product development. Software development amortization increased from $1,591,000 in fiscal 1996 to $2,535,000 in fiscal 1997, and decreased to $2,243,000 in fiscal 1998. The increase in 1997 mainly reflected an increase in past capitalized software development costs related to improvements to the Company's software products. In the second quarter of fiscal 1998, however, the Company wrote-off a significant portion of its TCM capitalized software in conjunction with the Restructuring, which in turn lowered the amount of software development amortization.

Cost of Services

Cost of services as a percentage of related revenues increased to 85.7% in 1998 from 83.4% in 1997 and from 78.6% in 1996. The main reasons for the increases include increased costs related to warranty work, training costs associated with new personnel, allocation of resources to assist in developing new products, increased compensation for current employees, higher costs of out-sourced labor, and educational costs related to new products and technologies. Management expects the cost of services as a percentage of related revenues to increase for the Baan product sales in the short term due to the cost of third party suppliers and the internal cost of training employees in the new products. The 1997 Cost Reduction reduced fiscal 1997 cost of services by $264,000 through a work force reduction and a decrease of indirect activities.

Cost of Hardware

Cost of hardware as a percentage of related revenues increased to 79.4% in fiscal 1998 compared to 79.3% in fiscal 1997 and 73.8% in fiscal 1996. The cost of hardware as a percentage of related revenue varies with the size of the system, the margin mix of items comprising the system being sold, and the competitive conditions of the customer sale. Additionally, the cost of hardware as a percentage of hardware revenues can vary due to the proportion of lower-margin sales (cost plus 11%) made to the Company's joint ventures and affiliates, which were $233,000, $534,000, and $1,264,000 in fiscal 1998, 1997, and 1996, respectively.

Net Product Development Expenses

Product development expenses, net of amounts capitalized, increased from $2,235,000 in fiscal 1996 to $2,391,000 in fiscal 1997 and to $2,804,000 in fiscal 1998. These increases were mainly the result of the Company's strategic initiative to increase investment in the development of future products, including the incorporation of various new technologies into the Company's software products. The Restructuring reduced both new product development expense and reduced the resulting level of software capitalized. The 1997 Cost Reduction lowered new product development expense by $876,000 through the reduction of the use of third-party consultants and a work force reduction. Total development expense (defined as net development expense plus amounts capitalized) decreased to $6,200,000 in fiscal 1998 from $6,862,000 in fiscal 1997. Total development expense increased to $6,862,000 in fiscal 1997 from $5,607,000 in fiscal 1996. These expenses expressed as a percent of related software revenues were 30.2%, 31.6%, and 29.4% in fiscal 1998, 1997 and 1996, respectively.

Restructuring and Other Changes

In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $6,836,000 related to entering into the new distributor arrangement with Baan for manufacturing software, and a reduction of costs focused on improving the Company's financial performance. Approximately $6,824,000 of the total charge has been paid or expensed as of November 30, 1998. The Company anticipates the remaining amount of approximately $12,000 to be paid in the first quarter of fiscal 1999. For additional information on the Restructuring, see Note 3 of Notes to Consolidated Financial Statements.

Selling and Marketing Expenses

Selling and marketing expenses decreased to $13,280,000 in fiscal 1998 from $15,957,000 in fiscal 1997. Selling and marketing expenses inreased to
$15,957,000 in fiscal 1997 from $14,060,000 in fiscal 1996. The operations discontinued in the Restructuring accounted for $1,691,000 of the decrease in selling and marketing expenses in fiscal 1998. As a percent of gross margin (total net revenues minus total costs of products and services), selling and marketing expense increased from 80.7% to 81.1% between fiscal 1997 and fiscal 1998, and from 70.0% to 80.7% between fiscal 1996 and fiscal 1997, respectively. The increase in selling and marketing expense as a percent of gross margin between fiscal 1998 and fiscal 1997 was due to: (1) personnel time spent building new pipelines for the new Baan products; (2) training costs for newly hired sales personnel; (3) time spent handling the concerns of prospective customers regarding the Company's negative operating results; and (4) a general reduction of marketing activities ($495,000). The increase in selling and marketing expense as a percent of gross margin between fiscal 1997 and fiscal 1996 was due to: (1) lower margin due to higher costs of software license fees (see above) and higher costs of services (see above); (2) increased expenses from developing international markets ($134,000) and lower productivity of new personnel; and (3) time spent handling the concerns of prospective customers regarding the Company's negative operating results for fiscal 1997. The 1997 Cost Reduction lowered selling and marketing expense by $730,000 in fiscal 1997, mainly through a decrease in international market expansion, a focusing of market communications, and a work force reduction.

General and Administrative Expenses

For fiscal 1998, general and administrative expense decreased to $3,451,000 from $3,838,000 in fiscal 1997. General and administrative expense increased to $3,838,000 in fiscal 1997 from $3,416,000 in fiscal 1996. As a percent of gross margin (total net revenues minus total costs of products and services), these expenses were 17.0%, 19.4% and 21.1% in fiscal 1996, 1997 and 1998, respectively. The increases in general and administrative expense as a percent of gross margin from fiscal 1997 to fiscal 1998 was mainly due to an increase in legal and professional fees related capital raising activities ($294,000). The increase in general and administrative expense as a percent of gross margin from fiscal 1996 to fiscal 1997 was mainly due to an increase in the provision for bad debts (2.5%). The 1997 Cost Reduction lowered general and administrative expense by $303,000 in fiscal 1997 mainly through a work force reduction.

Other Income/Expense

Other income/expense resulted in $587,000 of expense in fiscal 1998 compared with $377,000 of expense in fiscal 1997 and $118,000 of expense in fiscal 1996. Equity income from affiliates was $109,000 in fiscal 1998 compared with a loss of $25,000 in fiscal 1997 and $25,000 in fiscal 1996. Interest expense and interest income were $714,000 and $51,000, respectively, in fiscal 1998; $399,000 and $47,000, respectively, in fiscal 1997; and $145,000 and $89,000, respectively, in fiscal 1996. The increase in the levels of interest expense was mainly the result of increased borrowings under the Company's borrowing facility. The Company anticipates that interest expense will continue to rise in the short-term with continued borrowings for operating and capital expenditure purposes.

Income Tax Expense

No income tax benefit was recorded for the fiscal year of 1998 compared to a benefit of $618,000 for the fiscal year of 1997. At November 30, 1998, the Company, for financial reporting purposes, is in a tax loss carryforward position. Generally accepted accounting principles prohibit the Company from recording a tax benefit under these circumstances.

Liquidity and Capital Resources

Cash provided by operations was $311,000 in fiscal 1998, $1,733,000 in fiscal 1997 and $2,906,000 in fiscal 1996. Non-cash expenditures, including restructuring, depreciation relating to capital expenditures and amortization associated with software product development, contributed to the cash provided.

Investment activities used cash of $3,101,000 in fiscal 1998, compared to $5,363,000 in fiscal 1997 and $4,163,000 in fiscal 1996. The cash was used to fund capital expenditures of $170,000, $1,177,000, and $1,424,000 in fiscal 1998, 1997, and 1996, respectively, and to fund investment in capitalized software product development of $3,396,000, $4,471,000, and $3,372,000 in fiscal 1998, 1997, and 1996, respectively. The Company sold $505,000 of available-for-sale securities in fiscal 1997, and $1,247,000 of available-for-sale securities in fiscal 1996, which funded, in part, the capital expenditures and capitalized product development.

Financing activities provided $2,797,000 of cash in fiscal 1998, $2,778,000 of cash in fiscal 1997, and $1,788,000 of cash in fiscal 1996. The cash provided in fiscal 1998 mainly reflected both the equity contribution from a preferred stock offerings and borrowings on the Company's credit facilities. As of November 30, 1998, the Company, based on the level of of eligible accounts receivables, had $2,448,000 of availability under its $5,000,000 line of credit. As of January 31, 1999, the Company had $773,000 of availability under its line of credit.

The Company's credit agreement with Foothill Capital Corporation contains certain restrictive covenants relating to income (EBITDA), tangible net worth, and level of capital expenditures. On January 28, 1999, the Company obtained a waiver from the lender as a result of its failure to meet the tangible net worth and EBITDA covenants. In order to meet financial covenants in the future and to meet short term operational needs, the Company will need positive operational results in the short term. In the event that the Company's performance does not improve in the short term, the Company will need to secure additional waivers and/or alternative sources of financing (which could include the sale of assets). The Company is continuing its review of alternative sources of financing to deal with its current financial status. Although management believes that waivers and/or additional financing can be obtained, if needed, no assurance can be given that waivers or such additional financing will be available to the Company on acceptable terms. In the event that the Company is unable to secure necessary waivers or additional financing, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund continuing operations.

As a result of its current its current financial situation, the Company, in accordance with generally accepted accounting principles, has reclassified all of its outstanding debt under the credit facility as short-term debt. (See Note 8 to the Notes to Consolidated Financial Statements). All debt pertaining to the credit facility having cross-default provisions has been so reclassified regardless of whether or not covenant violations have occurred or are anticipated. The Company's report from its independent accountants contains a going concern explanatory paragraph, pursuant to which the auditors expressed substantial doubt as to the Company's ability to continue as a going concern.

American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Therefore, SOP 97-2 will effect transactions entered into by the Company after December 1, 1998. SOP 97-2 addresses various aspects of the recognition of revenue on software transactions and supersedes SOP 91-1, the policy previously followed by the Company. SOP 97-2 provides guidance on software arrangements consisting of multiple elements, evidence of fair value, delivery of elements, accounting for service elements, and software arrangements requiring significant production, modification, or customization of software. The Company currently believes that the impact SOP 97-2 will not be material in regard to the Company's consolidated financial statements.

Market Risk

Due to the variable rate paid on the revolver portion of its credit facility, the Company is exposed to market risk from changes in interest rates. Generally, if the base rate on the revolver averaged 2% more in fiscal 1999 then in fiscal 1998, the Company's interest expense would increase by approximattely $80,000. This amount is determined by considering the impact of the hypothetical interest rate on the Company's borrowing cost, but does not consider the effects of the reduced level of economic activity that could exist in such an enviroment. The Company has not historically used financial instruments to hedge interest rate exposure and does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Year 2000 Compliance

The Company faces "Year 2000" compliance issues similar to other companies in the manufacturing software industry. The problem relates to software systems and programs that use only two digits , rather than four digits, to represent a year. This does not allow processing of dates beyond the year 1999 and may result in incorrect calculations, reports or other information. Additionally, this may cause system failures from processors that are embedded in a multitude of devices.

To address the Year 2000 problem, the Company established a corporate readiness program which began in fiscal 1994 with the a detailed analysis of the Company's software products sold to its customers. The Company had originally started addressing the changes to the program code of its software products for Year 2000 issues in 1985. The Company later, in 1998, added the analysis of internal systems and third party suppliers of both software and any other goods that may have Year 2000 problems. The Company plans to complete its detailed assessment plan on or around March of fiscal 1999. A formal review and approval by the Board of Directors is expected to occur immediately thereafter.

State of Readiness

Company's Products

The Company's current products have been designed and tested for Year 2000 compliance. However, due to the complexity of the software product, there can be no absolute assurance that the Company's software products contain all the necessary date code changes. The Company's versions of the software prior to version 5.1.2 in 1994 are known to contain code that is not Year 2000 compliant. In 1996, the Company notified customers of prior versions, and subsequently, of this non-compliance and customers were offered upgrades and implementation assistance to migrate to a Year 2000 compliant version. The Company's agreements with the customers since 1992 do not expressly obligate the Company to furnish an updated version of the software that is Year 2000 compliant. The Company's analysis of contracts prior to 1992 indicate an immaterial level of Company obligation to furnish updated software.


Internal Systems

The Company is in the process of assessing the Year 2000 readiness of its internal computer information system and non-computer systems, such as telecommunications equipment, network equipment, etc., to determine whether such systems are Year 2000 compliant. Even though substantial work has already been completed, a complete detailed plan to address any assessed Year 2000 problems should be available on or around March 1999. The Company expects to complete deployment of Year 2000 corrections on or around September 1999.

Third Party Reseller and Key Suppliers

The Company plans to assess the Year 2000 readiness of its resellers and key suppliers during the first and second quarter of fiscal 1999. With respect to certain of its most significant resellers and suppliers, the Company has already made inquiries to assess their readiness and has obtained published information indicating that they are in compliance.

Costs

The Company estimates the historical costs to remediate Year 2000 issues have totaled $968,000 and future costs to remediate will be approximately $500,000.

Risk

Failure to correct critical Year 2000 issues could cause a serious interruption in business operations of the Company's customers and/or its internal systems. Such interruptions could have a material impact on the Company's results of operations, liquidity, and financial condition. The Company is taking actions to minimize these issues, but no assurance can be given that all potential issues can be eliminated. Additionally, the effects of potential litigation cannot be estimated and could also have a material effect on the results of operations. Finally, factors outside the Company's control could also cause disruption of business activities which could materially affect the results of operations.

Contingency Plans

The Company is in the process of evaluating contingency plans to handle the controllable risks regarding Year 2000 compliance. Certain of the risks such as lengthy power outages or communication failures may not be circumvented. A detailed plan of controllable risks is expected be available on or around September, 1999.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT. STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT OF A HISTORICAL NATURE ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DESCRIBED IN THE SECTION CAPTIONED "BUSINESS RISK FACTORS" IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the information in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk", which information is incorporated herein by reference.

CONDENSED QUARTERLY RESULTS (UNAUDITED)
(In thousands, except per share data)


The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended November 30, 1998. This information has been prepared by EMS on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. EMS's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                Three Months Ended


                                Feb. 28 1997 May 31 1997 Aug. 31 1997    Nov. 30 Feb. 28 1998  May 31 1998  Aug. 31 1998   Nov. 30
                                                                          1997                                              1998
                                ============ =========== ============= ========= ============= ============ ============ ===========
Statements of
Operations Data:

Net Revenues:
Software license fees           $  4,211     $  5,317    $  4,963      $  7,261  $  5,335      $  4,372     $  3,866     $  6,980
Services                        $  4,246     $  4,020    $  4,095      $  4,420  $  4,239      $  4,532     $  3,977     $  4,098
Hardware                        $  1,018     $  1,045    $    624      $  1,425  $    672      $    444     $    339     $    290
                                ============ =========== ============= ========= ============= ============ ============ ===========
            Total Net Revenues  $  9,475     $ 10,382    $  9,682      $ 13,106  $ 10,246      $  9,348     $  8,182     $ 11,368
=============================== ============ =========== ============= ========= ============= ============ ============ ===========
      Cost of Products & Total
            Operating Expenses
                                $ 10,910     $ 10,957    $ 10,687      $ 12,492  $ 11,126      $ 17,048     $  9,110     $ 11,863
=============================== ============ =========== ============= ========= ============= ============ ============ ===========

Operating income (loss)         $ (1,435)    $   (575)   $ (1,005)     $    614 $    (880)     $   (7700)   $   (928)    $   (495)

Net income (loss)               $   (883)    $   (381)   $ (1,044)     $    148 $  (1,056)     $   (7873)   $  (1093)    $   (568)

------------------------------- ------------ ----------- ------------- --------- ------------- ------------ ------------ -----------
Basic diluted net income (loss)
 per share                      $  (0.22)    $  (0.09)   $  (0.26)     $   0.04  $   (.26)     $  (1.93)    $   (.27)  $     (.14)
------------------------------- ------------ ----------- ------------- --------- ------------- ------------ ------------ -----------

------------------------------- ------------ ----------- ------------- --------- ------------- ------------ ------------ -----------
Weighed average common and
equivalent shares outstanding
                                   4,025        4,041       4,054         4,048     4,075         4,080        4,098        4,105
------------------------------- ------------ ----------- ------------- --------- ------------- ------------ ------------ -----------


Item 8.  Financial Statements and Supplementary Data

                       Effective Management Systems, Inc.

                        Consolidated Financial Statements


                  Years ended November 30, 1998, 1997 and 1996




                                    Contents

Report of Ernst & Young LLP, Independent Auditors..............................1

Consolidated Financial Statements

Balance Sheets.................................................................2
Statements of Operations.......................................................4
Statements of Stockholders' Equity.............................................5
Statements of Cash Flows.......................................................7
Notes to Consolidated Financial Statements.....................................9

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Effective Management Systems, Inc.

We have audited the accompanying consolidated balance sheets of Effective Management Systems, Inc. (the Company) and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred recurring losses and has a working capital deficiency. In addition, the Company does not expect to be in compliance with certain covenants of the loan agreement with its lender during fiscal 1999, thereby requiring that waivers will need to be obtained from the lender in order for the debt not to be considered in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young

Milwaukee, Wisconsin
January 18, 1999



                       Effective Management Systems, Inc.

                           Consolidated Balance Sheets
                             (Dollars in Thousands)



                                                                             November 30
                                                                       1998              1997
                                                                 ------------------------------------
Assets
Current assets (Note 8):
   Cash and cash equivalents                                         $       21       $       14
   Accounts receivable:
     Trade, less allowance for doubtful accounts of
       $506--1998; $462--1997                                            12,871           12,370
     Related parties                                                        426              604
                                                                 ------------------------------------
                                                                        13,297           12,974


   Refundable income taxes                                                    -              312
   Inventories                                                              275              280
   Prepaid expenses and other current assets                                225              146
                                                                 ------------------------------------
Total current assets                                                     13,818           13,726





Software development costs, net                                           4,373            7,717
Investments in and advances to unconsolidated joint ventures
                                                                            291              182
Equipment and leasehold improvements, net (Note 5)                        3,202            3,917
Intangible assets, net (Note 6)                                           2,129            2,444
Other assets                                                                347              811
                                                                 ------------------------------------
Total assets                                                         $   24,160          $28,797
                                                                 ====================================





                                                                              November 30
                                                                         1998            1997
                                                                   ----------------------------------
Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                                                     $ 3,662       $    2,272
   Accrued liabilities                                                    2,937            2,773
   Deferred revenue                                                       6,522            5,887
   Customer deposits                                                        113               63
   Current portion of long-term debt and capital lease
     obligations (Note 8)                                                 6,194              946
                                                                   -----------------------------------
Total current liabilities                                                19,428           11,941

Deferred revenue and other long-term liabilities                            858              317
Long-term capital lease obligations (Note 8)                                242            3,966

Commitments and contingencies (Note 8)

Stockholders' equity:
   Preferred stock, Series B, $.01 par value; authorized
     3,000,000 shares; 1,785 issued and outstanding at
     November 30, 1998                                                    1,411                -

   Common stock, $. 01 par value; authorized 20,000,000
     shares; issued 4,106,377 and 4,067,310 shares;
     outstanding 4,093,752 and 4,054,685  shares                             41               41
   Common stock warrants                                                    144                4
   Additional paid-in capital                                            11,426           11,328
   Retained earnings (accumulated deficit)                               (9,330)           1,260
   Cost of common stock in treasury (12,625 shares)                         (60)            (60)
                                                                   ----------------------------------
                                                                          3,632           12,573
                                                                   ----------------------------------
Total liabilities and stockholders' equity                              $24,160          $28,797
                                                                   ==================================
See accompanying notes.



                       Effective Management Systems, Inc.

                      Consolidated Statements of Operations
                    (In Thousands, except per share amounts)


                                                                            Year ended November 30
                                                                     1998          1997            1996
                                                              ----------------------------------------------
Net revenues:
   Software license fees                                        $   20,553        $21,752        $19,094
   Services                                                         16,846         16,781         15,412
   Hardware                                                          1,745          4,112          6,751
                                                              ----------------------------------------------
                                                                    39,144         42,645         41,257
Costs of products and services:
   Cost of third-party software license fees                         4,717          3,065          2,484
   Software development amortization                                 2,243          2,535          1,591
   Cost of services                                                 14,430         14,000         12,109
   Cost of hardware                                                  1,386          3,260          4,979
                                                              ----------------------------------------------
                                                                    22,776         22,860         21,163

Selling and marketing expenses                                      13,280         15,957         14,060
General and administrative expenses                                  3,451          3,838          3,416
Software development expenses                                        2,804          2,391          2,235
Restructuring and other charges                                      6,836              -              -
                                                              ----------------------------------------------
                                                                    49,147         45,046         40,874
                                                              ----------------------------------------------
Income (loss) from operations                                      (10,003)        (2,401)           383

Other income (expense):
   Equity in earnings (losses) of unconsolidated
     joint ventures                                                    109            (25)            25
   Interest income                                                      51             47             89
   Interest expense                                                   (714)          (399)          (145)
   Other                                                               (33)             -            (87
                                                              ----------------------------------------------
                                                                      (587)          (377)          (118)
Income (loss) before income taxes                                  (10,590)        (2,778)           265
Income tax benefit (expense)                                             -            618           (112)
                                                              ----------------------------------------------
Net income (loss)                                               $  (10,590)     $  (2,160)    $      153
                                                              ==============================================

Net income (loss) per common share -
   Basic and diluted                                            $    (2.59)     $    (.53)    $      .04
                                                              ==============================================

See accompanying notes.



                       Effective Management Systems, Inc.

                 Consolidated Statements of Stockholders' Equity
                             (Dollars in Thousands)






                                           Preferred Stock                Common Stock             Common
                                    ------------------------------------------------------------   Stock
                                         Shares         Amount        Shares         Amount      Warrants
                                    -------------------------------------------------------------------------

Balance, November 30, 1995                   -       $       -        3,922,281        $39          $   3
   Issuance of common stock:
     Acquisitions                            -               -           24,000          -              -
     Stock options                           -               -           35,000          1              -
     Employee stock purchase plan
                                             -               -           29,718          -              -
     Warrants                                -               -               19          -              -
   Issuance of additional common
     stock and warrants to
     complete Intercim
     transaction                             -               -                -          1              1
   Purchase of shares from
     dissenting former Intercim
     shareholder                             -               -                -          -              -
   Net income                                -               -                -          -              -
                                    -------------------------------------------------------------------------
Balance, November 30, 1996                   -               -        4,011,018         41              4
   Issuance of common stock:
     Stock options                           -               -           39,500          -              -
     Employee stock purchase plan
                                             -               -           26,792          -              -
   Purchase of common stock for
     treasury                                -               -          (10,000)         -              -
   Net loss                                  -               -                -          -              -
                                    -------------------------------------------------------------------------
Balance, November 30, 1997                   -               -        4,067,310         41              4
   Issuance of common stock:
     Stock options                           -               -           14,000          -              -
     Employee stock purchase plan
                                             -               -           25,067          -              -
   Issuance of preferred stock
     and warrants                        1,785           1,411                -          -            140
   Net loss                                  -               -                -          -              -
                                    -------------------------------------------------------------------------
Balance, November 30, 1998               1,785          $1,411        4,106,377        $41           $144
                                    =========================================================================


     Common
   Stock and                     Retained
    Warrants                     Earnings
     to be        Paid-In      (Accumulated       Treasury
     Issued       Capital        Deficit)           Stock         Total
----------------------------------------------------------------------------


   $ 211           $10,662       $   3,267         $  (5)        $ 14,177

       -               132               -             -              132
       -                60               -             -               61

       -               113               -             -              113
       -                 -               -             -                -



    (172)              170               -             -                -


     (39)                -               -             -              (39)
       -                 -             153             -              153
----------------------------------------------------------------------------
       -            11,137           3,420            (5)          14,597

       -                68               -             -               68

       -               123               -             -              123

       -                 -               -           (55)             (55)
       -                 -          (2,160)            -           (2,160)
----------------------------------------------------------------------------
       -            11,328           1,260           (60)          12,573

       -                32               -             -               32

       -                66               -             -               66

       -                 -               -             -            1,551
       -                 -         (10,590)            -          (10,590)
----------------------------------------------------------------------------
 $     -           $11,426       $  (9,330)         $(60)       $   3,632
============================================================================



See accompanying notes.



                       Effective Management Systems, Inc.

                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)




                                                                            Year ended November 30
                                                                        1998         1997          1996
                                                                    ----------------------------------------
Operating activities
Net income (loss)                                                     $(10,590)    $(2,160)      $    153
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                        1,315       1,234          1,037
     Amortization, other                                                   315         246            189
     Amortization of capitalized computer software development
       costs                                                             2,243       2,535          1,591
     Restructuring charge                                                6,042           -              -
     Equity in losses (earnings) of joint ventures                        (109)         25            (25)
     (Gain) loss on disposal of equipment and leasehold
       improvements                                                          3           -            (24)
     Deferred income taxes                                                   -        (385)           202
     Changes in operating assets and liabilities:
       Accounts receivable                                              (1,161)     (1,135)        (1,770)
       Inventories and other current assets                                228         100            341
       Accounts payable and other liabilities                            2,125       1,273          1,212
                                                                    ----------------------------------------
Total adjustments                                                       11,001       3,893          2,753
                                                                    ----------------------------------------
Net cash provided by operating activities                                  411       1,733          2,906

Investing activities
Acquisition of Darwin Data Systems, net of cash received of $19
                                                                             -           -            (51)
Additions to equipment and leasehold improvements                         (170)     (1,177)        (1,424)
Purchases of available-for-sale securities                                   -           -           (495)
Proceeds from sales of available-for-sale securities                         -         505          1,247
Proceeds from sale of equipment and leasehold improvements
                                                                             1           7             68
Increase in cash surrender value of life insurance                         (25)        (25)           (25)
Software development costs capitalized                                  (3,396)     (4,471)        (3,372)
Other assets                                                               489        (202)          (111)
                                                                    ----------------------------------------
Net cash used in investing activities                                   (3,101)     (5,363)        (4,163)




                       Effective Management Systems, Inc.

                Consolidated Statements of Cash Flows (continued)
                             (Dollars in Thousands)




                                                                                Year ended November 30
                                                                            1998         1997         1996
                                                                        ---------------------------------------

Financing activities
Proceeds from issuance of stock to employees                             $     98      $   191      $   174
Proceeds from issuance of preferred stock and warrants                      1,551            -            -
Proceeds from increase in debt                                              1,291        2,797        1,864
Payments on long-term debt and capital lease obligations                     (243)        (155)        (250)
Purchase of common stock for treasury                                           -          (55)           -
                                                                        ---------------------------------------
Net cash provided by financing activities                                   2,697        2,778        1,788
                                                                        ---------------------------------------
Net increase (decrease) in cash                                                 7         (852)         531
Cash:
   Beginning of year                                                           14          866          335
                                                                        ---------------------------------------
   End of year                                                           $     21     $     14     $    866
                                                                        =======================================

Supplemental cash flow information:
   Interest paid                                                         $   653      $    399     $    133

   Income taxes refunded, net of amounts paid                                   -         (172)        (464)
   Noncash transactions:
     Equipment recorded under capital lease obligations                       476           20          371
     Issuance of common stock and warrants for acquisitions
                                                                                -            -          132


See accompanying notes.

                       Effective Management Systems, Inc.

                   Notes to Consolidated Financial Statements

                                November 30, 1998
                (Dollars in thousands, except per share amounts)



1. Basis of Presentation and Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Effective Management Systems, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business and Concentration of Credit Risk

The Company develops, sells and services computer software and related hardware throughout the United States and certain foreign countries that meet the Company's credit policies. The Company performs periodic credit evaluations of its customers' financial condition and generally follows a policy to obtain deposits for sales to new customers.

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

                       Effective Management Systems, Inc.

1. Basis of Presentation and Significant Accounting Policies (continued)

Software Support Fees

Revenue is recognized ratably over the terms of the nonrefundable support contract.

Annual Upgrade Fees

Revenue is recognized ratably over the nonrefundable annual upgrade contract period.

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which changes the requirements for revenue recognition and supersedes SOP 91-1 effective for transactions that the Company will enter into beginning December 1, 1998. The Company intends to review the provisions of its software license contracts and make the changes necessary to have revenue recognition policies meet the standards of the new SOP.

Inventory Valuation

Inventories are carried at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

Software Development Costs

In accordance with generally accepted accounting principles, the Company capitalizes internal costs in developing software products upon determination that technological feasibility has been established for the product, whereas costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis based on current and future revenue with an annual minimum equal to the straight-line amortization over the remaining estimated economic useful life of the product.

Capitalized software development costs, stated at the lower of cost or net realizable value, were $4,373 and $7,717 at November 30, 1998 and 1997, respectively, which is net of accumulated amortization of $2,918 and $7,877, respectively.

                       Effective Management Systems, Inc.

1. Basis of Presentation and Significant Accounting Policies (continued)

Software Developed or Obtained for Internal Use

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, companies are required to capitalize certain qualified costs incurred to develop or obtain software for internal use. The Company has adopted this SOP in 1998 and the impact was not material.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method for financial reporting purposes. The estimated useful lives used to calculate depreciation are as follows:

                                                          Years
                                                         --------

                 Leasehold improvements                      5
                 Furniture and fixtures                     10
                 Equipment                                   5

Assets under capital leases are amortized on a straight-line basis over their useful lives.

Intangible Assets

Intangible assets are amortized using the straight-line method for financial reporting purposes over the following estimated lives:

                                                           Years
                                                         ----------

                 Customer list                               15
                 Goodwill                                  12 - 20
                 Other intangibles                          6 - 40

                       Effective Management Systems, Inc.

1. Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                    Year ended December 31
                                                   1998     1997      1996
                                                  --------------------------

Denominator for basic and dilutive income (loss)
   per share - weighted average common shares
                                                   4,090    4,048     3,965
                                                  ==========================

For all years presented, basic and diluted are the same because common stock equivalents are anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, trade receivables, related-party receivables, trade payables and debt instruments. The book values of cash, trade receivables, related-party receivables and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of November 30, 1998, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 8 for the terms and carrying values of the Company's various debt instruments.

                       Effective Management Systems, Inc.

1. Basis of Presentation and Significant Accounting Policies (continued)

Stock Compensation

As is permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock compensation (e.g., stock options) in accordance with APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price (referred to as "intrinsic value") at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known. See Note 10.

New Pronouncements

The Company will be required to adopt SFAS No. 130, "Reporting Comprehensive Income," effective December 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items that would create a difference between net income (loss) and comprehensive income (loss).

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective December 1, 1998. This Statement changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this Statement will have a significant effect on the Company's reported segments.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because the Company has not previously used derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

                       Effective Management Systems, Inc.

2. Acquisition

Effective April 15, 1996, the Company completed the purchase of the remaining 75% of Darwin Data Systems (Darwin). Consideration for this acquisition was $303, consisting of $101 in notes payable, 24,000 shares of the Company's common stock valued at $132 and $70 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the assets and liabilities have been adjusted to their estimated fair values. The excess of cost over the net assets acquired has been allocated to goodwill. The results of operations for Darwin have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma results have not been presented because the impact was not significant.

3. Restructuring and Other Charges

In the second quarter of 1998, the Company incurred a restructuring charge aggregating $6,836 related to entering into a distribution arrangement with the Baan Company and cost reductions aimed at improving the Company's financial performance. The components of the restructuring charge are described below.

The restructuring charge includes $553 relating to the closing of operations in the West and Southwest regions of the United States and $1,213 for the exit costs and software write-off related to international operations. The Company established a relationship with former employees who purchased 80% of EMS Asia Pacific, Inc., a former wholly owned subsidiary of the Company, to handle future Asian international operations. The Company is a 20% partner in the venture, but has no ongoing responsibilities to fund any future operations. EMS-Asia Pacific, Inc. is responsible for future support, translation efforts and other activities supporting the Asian marketplace. In return for these efforts, the Company transferred all accounts receivable, fixed assets and cash to EMS-Asia Pacific, Inc.

In addition, the charge includes $2,656 for both the write-off of capitalized software pertaining to the large company market, which software the Company now obtains through its relationship with Baan, and the write-off of other software whose future value was impaired by restructuring actions. The charge also reflects costs of $1,841 associated with the write-off of capitalized software, the future value of which was impaired by restructuring actions and management's assumptions regarding future technological changes. Fair value was based on the estimated future cash flows of the software.

                       Effective Management Systems, Inc.

3. Restructuring and Other Charges (continued)

As part of the restructuring, the Company also reduced certain of its operating expenses primarily in development, marketing and administration though the termination of employees and other operating expense reductions resulting in a charge of $573.

Approximately $6,042 of the total charge did not result in future cash expenditures and all material restructuring actions were completed by the end of the third quarter of 1998:

        Restructuring accrual at May 30, 1998                  $ 651
        Less payments                                           (639)
                                                          --------------
        Restructuring accrual at November 30, 1998            $   12
                                                          ==============

4. Liquidity and Management's Plans

The Company has experienced significant losses in 1997 and 1998. As of November 30, 1998, current liabilities exceeded current assets by $5,610, principally due to classifying amounts due under the Company's debt agreement as current liabilities due to covenant violations expected in 1999. In addition, the Company has limited unused availability on its existing credit lines. If operating results do not improve and/or alternative sources of financing are not obtained, the Company will have difficulties meeting its working capital needs, including payment of its bank obligations.

In April 1998, management approved a major restructuring plan and recorded a restructuring charge of approximately $6.8 million. The restructuring included entering into a new distribution arrangement with Baan for manufacturing software and various cost reductions aimed at improving the Company's financial performance. In connection with the restructuring, the Company closed facilities both in the United States and internationally and decreased its workforce, particularly in development, marketing and administration. Management believes the Company's operating results will improve in fiscal 1999. Management is also pursuing additional financing sources or an amendment to its credit facilities.

Management believes that improved operating results and additional sources of financing or other strategic transactions will generate sufficient cash flow to fund its operations in fiscal 1999. Management is actively pursuing several financial alternatives to assist in the funding of its strategic restructuring. However, there are no assurances that such matters will be successfully consummated.

                       Effective Management Systems, Inc.

5. Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following at November 30:

                                                                        1998         1997
                                                                    ---------------------------

Equipment and software                                                 $ 7,256      $  7,119
Furniture and fixtures                                                   1,315         1,346
Leasehold improvements                                                     468           478
Equipment under capital leases                                             874           416
                                                                    ---------------------------
                                                                         9,913         9,359
Less accumulated depreciation and amortization                          (6,711)       (5,442)
                                                                    ---------------------------
Equipment and leasehold improvements, net                              $ 3,202     $   3,917
                                                                    ===========================

6. Intangible Assets

Intangible assets consisted of the following at November 30:
                                                                       1998          1997
                                                                    ---------------------------

Goodwill                                                                $1,284        $1,445
Customer list                                                            1,400         1,400
Other                                                                      200           200
                                                                    ---------------------------
                                                                         2,884         3,045
Less accumulated amortization                                             (755)         (601)
                                                                    ---------------------------
Intangible assets, net                                                  $2,129        $2,444
                                                                    ===========================

7. Affiliated Companies

Certain of the Company's stockholders also own all of the common stock of an affiliated company, EMS Solutions, Inc. (Solutions), which develops and sells computer software and related hardware to the food vending and food distribution industry. The Company has provided certain services to Solutions for which the Company received fees of $1, $122 and $269 in 1998, 1997 and 1996, respectively, that are recorded as an offset to general and administrative expense. The Company also sells computer hardware to Solutions that totaled $2, $331 and $851 in 1998, 1997 and 1996, respectively. Amounts due from Solutions were $0 and $404 at November 30, 1998 and 1997, respectively. Material transactions with Solutions must be approved by a majority of the Company's external directors.

                       Effective Management Systems, Inc.

7. Affiliated Companies (continued)

On July 1, 1997, Solutions moved to new facilities and no longer utilizes office space or other material services of the Company. In addition, Solutions no longer purchases computer hardware from the Company.

The Company owns a 50% interest in Total Management Systems, Inc. (TMS), which sells computer software and related hardware primarily in Ohio. The Company has provided certain services to TMS and has sold computer hardware to TMS that totaled $779, $550 and $486 in 1998, 1997 and 1996, respectively.

8. Long-Term Debt and Lease Commitments

Long-term debt and capital lease obligations consist of the following at November 30:

                                                           1998         1997
                                                      --------------------------

       Line of credit                                    $ 2,552      $3,762
       Notes payable                                       3,400         910
       Capital lease obligations                             484         240
                                                      --------------------------
                                                           6,436       4,912
       Less amounts due within one year                   (6,194)       (946)
                                                      --------------------------
                                                        $    242      $3,966
                                                      ==========================

On December 31, 1997, the Company entered into a loan and security agreement (Agreement) with Foothill Capital Corporation (Foothill), which included a revolving line of credit facility (Revolver) providing for maximum borrowings of $6,000 and a three-year term note for $3,112. The term note was originally due in 36 monthly payments of $65 with the remaining balance of principal due December 30, 2000. The Agreement with Foothill was amended October 6, 1998, to increase the term loan by $777 and to reduce the maximum borrowings on the Revolver to $5,000. Borrowings available based on collateral at November 30, 1998 were $2,448,000. The term loan, as increased, is due in monthly payments of 35 installments of $100 with the remaining balance of principal due October 10, 2001. Interest on the Revolver is payable monthly based on the bank's base rate plus .75% (8.5% at November 30, 1998); the term note bears interest at 13.5% per year.

                       Effective Management Systems, Inc.

8. Long-Term Debt and Lease Commitments (continued)

Borrowings under the Agreement are secured by substantially all assets of the Company (except inventory subject to the lien of a vendor). The Company is required to pay a monthly commitment fee of .50% per annum on the difference between the commitment amount and balance outstanding under the Revolver in lieu of a minimum monthly interest payment. In addition, the Agreement requires the Company to maintain compliance with various covenants, including minimum levels of tangible net worth and adjusted operating income. The Company was in violation of these covenants as of November 30, 1998. Although the Company obtained waivers for the violations as of November 30, 1998, it is unlikely the Company will maintain compliance with the covenants throughout 1999. Accordingly, the balance of the Revolver and note payable have been classified as current obligations in the balance sheet.

The Company leases computer and other equipment under capital leases. The Company also leases office space, automobiles and certain other equipment under operating leases.

At November 30, 1998, future payments under capital and noncancellable operating leases were as follows:
                                                     Capital      Operating
          Fiscal Year Ending                          Leases       Leases
                                                   --------------------------
             November 30

          1999                                         $293         $1,025
          2000                                          196            988
          2001                                           56            910
          2002                                            -            713
          2003                                            -            556
          Thereafter                                      -            294
                                                   --------------------------
          Total minimum lease obligations               545         $4,486
                                                                =============
          Amounts representing interest                 (61)
                                                   -------------
          Capital lease obligations                    $484
                                                   =============

Amortization expense relating to assets under capital leases is included in total depreciation expense for the period.

Total rent expense on all operating leases was approximately $1,563, $1,663 and $1,404 in 1998, 1997 and 1996, respectively.

                       Effective Management Systems, Inc.

9. Stockholders' Equity

On August 28, 1998, the Company issued Series A preferred stock; thereafter the Company exchanged all Series A preferred stock for Series B preferred stock. The Series B preferred stock accrues cumulative dividends at an 8% rate per annum (using a liquidation value of $1,000 per share), and all dividends in arrears must be paid prior to any payment of dividends on common stock. Dividends, if declared by the board of directors, may be paid in cash or with additional shares of preferred stock at the Company's option. The first quarterly dividend payment date was January 2, 1999. This dividend was paid through issuance of additional shares of preferred stock. Commencing with the quarterly period beginning January 2, 2002, the annual dividend rate will increase each quarterly period by 2% up to a maximum annual dividend rate of 18%. The Series B preferred stock is convertible to common stock at the preferred stockholders' option by multiplying $1,000 times the number of shares of Series B being converted and dividing such product by the conversion price (currently the conversion price is $2.00). The Company may force conversion of all Series B into shares of common stock if the average of the closing bid price of the common stock is at least 175% of the conversion price for 20 trading days within any 30 consecutive trading periods ending no more than 10 days prior to the forced conversion date. The Series B preferred stockholders are entitled to vote (voting as one class, with holders of common stock) on each matter submitted to a vote of stockholders and shall have the number of votes that they would have had assuming conversion of the Series B into common stock. There are 5,000 shares of Series B preferred stock, of which 1,785 shares are issued and outstanding and 3,000,000 total preferred shares are authorized for issuance.

In connection with the issuance of preferred stock in 1998, the Company issued 54,714 common stock purchase warrants at an initial exercise price of $3.60 per share which expire in October 2003. As required by generally accepted accounting principles, the Company calculated the fair value of the warrants using the Black-Scholes option pricing model. The Company recorded the warrants at $140,000, with the offset being recorded as a reduction in the carrying value of preferred stock.

As of November 30, 1995, the Company had 18,801 shares of common stock and 18,801 warrants with an aggregate value of $211 that were to be issued in exchange for common stock of former Intercim Corp. (Intercim) stockholders. These amounts, which were classified as common stock and warrants to be issued in stockholders' equity at November 30, 1996, were substantially issued in 1997.

In connection with the acquisition of Intercim, the Company issued common stock warrants. Each warrant entitles the holder, at any time prior to September 6, 2005, to purchase one share of the Company's common stock at $6.75 per share.

                       Effective Management Systems, Inc.

10. Stock Options and Employee Stock Purchase Plans

The Company maintains the 1986 Employees' Stock Option Plan (the 1986 Plan) pursuant to which executive officers and other key employees of the Company have received options to purchase shares of the Company's common stock. Options under the 1986 Plan were granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options to purchase an aggregate of 57,000 shares have previously been granted and have been exercised or have expired at November 30, 1998. No additional options will be granted under the 1986 Plan.

The Company maintains the Effective Management Systems, Inc. 1993 Stock Option Plan, as amended (the 1993 Plan). The 1993 Plan, , provides for the granting of both incentive stock options and nonqualified stock options to employees and nonqualified stock options to nonemployee independent directors of the Company covering up to a maximum of 750,025 shares. Under the 1993 Plan, the exercise price of options granted cannot be less than 100% of the fair market value of a share of the Company's stock at the date of grant.

On September 6, 1996, in conjunction with the merger of Intercim, the Company adopted a new stock option plan, pursuant to which the Company granted stock options to those holders who agreed to the cancellation of their Intercim stock options.

The Company has also issued nonqualified stock options to certain of its executives and other nonemployee directors. These options have various vesting schedules.

Information with respect to stock options granted under all plans is as follows:

                                           Number        Exercise Price      Weighted Average
                                          of Shares         Per Share         Exercise Price
                                      ------------------------------------------------------------
Outstanding at November 30, 1995             830,428      $1.57- $8.00
   Granted                                   124,043       4.75 - 7.00
   Exercised                                 (35,000)         1.71
   Canceled or expired                       (14,569)      5.75 - 7.50
                                      ------------------------------------------------------------
Outstanding at November 30, 1996             904,902       1.71 - 7.50             $6.13
   Granted                                   109,938       4.63 - 6.75              5.73
   Exercised                                 (39,500)      1.57 - 1.71              1.71
   Canceled or expired                       (54,961)      4.75 - 7.50              6.63
                                      ------------------------------------------------------------
Outstanding at November 30, 1997             920,379       2.29 - 8.25              6.24
   Granted                                   400,811       2.13 - 4.13              2.28
   Exercised                                 (14,000)         2.29                  2.29
   Canceled or expired                      (188,234)      2.29 - 7.50              5.76
                                      ------------------------------------------------------------
Outstanding at November 30, 1998           1,118,956      $2.13 - $8.25            $4.95
                                      ============================================================

                       Effective Management Systems, Inc.

10. Stock Options and Employee Stock Purchase Plans (continued)

As of November 30, 1998, the range of exercise prices on outstanding options is as follows:

                                                  Number        Weighted Average     Number of Options
                                                of Options       Exercise Price         Exercisable
                                            ---------------------------------------------------------------
Price      range     $2.13     to     $3.30,
   weighted-average  contractual life of 9.9       364,374            $2.13                108,000
   years
Price      range     $3.31     to     $5.78,
   weighted-average   contractual   life  of       107,273            5.21                  13,342
   8.27 years
Price      range     $5.79     to     $8.25,
   weighted-average   contractual   life  of       647,309            6.49                 563,704
   6.19 years


In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1998: risk-free interest rates of 5.50%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .99, and a weighted-average expected life of the options of 6.42 years.

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

The Company's pro forma information, as if these options had been accounted for in accordance with FASB Statement No. 123, follows:

                                                          1998         1997
                                                    --------------------------

     Pro forma net income (loss)                        $(11,068)     $(2,286)
     Pro forma earnings (loss) per share                   (2.71)        (.56)

                       Effective Management Systems, Inc.

10. Stock Options and Employee Stock Purchase Plans (continued)

In December 1993 and July 1998, respectively, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (1994 Stock Purchase Plan) and the 1998 Employee Stock Purchase Plan (1998 Stock Purchase Plan), which permit employees to purchase shares of the Company's common stock during six-month periods beginning on June 1 and December 1 of each year. The purchase price of such shares will be equal to the lesser of 85% of the fair market value of the stock at the beginning or end of each six-month offering period. During fiscal 1998 and 1997, 25,067 and 26,792 shares, respectively, were purchased under the 1994 Stock Purchase Plan. The maximum cumulative number of shares that may be purchased under both Stock Purchase Plans is 200,240.

The Company has reserved 2,324,634 shares of its common stock for potential conversion of common stock warrants and issuance under the stock option and purchase plans described above.

11. Income Taxes


Income tax expense (credit) in the consolidated statement of operations consists of the following:

                                                  Year ended November 30
                                            1998          1997           1996
                                        ----------------------------------------
      Current:
         Federal                        $        -        $(233)        $(170)
         State                                   -            -            80
                                        ----------------------------------------
                                                 -         (233)          (90)
      Deferred                               3,629          (56)          202
      Change in valuation allowance         (3,629)        (329)            -
                                        ----------------------------------------
                                        $        -        $(618)        $ 112
                                        ========================================

                       Effective Management Systems, Inc.

11. Income Taxes (continued)

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is:


                                                     Year ended November 30
                                                   1998       1997        1996
                                             -----------------------------------

Tax at U.S. statutory rate of 34%                $(3,617)     $(945)     $  90
State income taxes, net of federal benefit             -          -         14
Nondeductible items                                    -          -        112
Tax-exempt investment income                           -          -        (13)
General business credits                               -          -        (98)
Change in valuation allowance                      3,629        329          -
Other                                                (12)        (2)         7
                                             -----------------------------------
                                              $        -      $(618)      $112
                                             ===================================

The significant components of the deferred tax accounts recognized for financial reporting purposes at November 30 were as follows:

                                                  1998              1997
                                            ------------------------------------
Deferred tax liabilities:
   Capitalized computer software costs           $ 1,706            $3,087
   Depreciation                                      336               342
   Other, net                                         25                16
                                            ------------------------------------
Total deferred tax liabilities                     2,067             3,445

Deferred tax assets:
   Net operating loss carryforwards                4,991             2,902
   Allowance for doubtful accounts                   216               185
   Deferred revenue                                  268               127
   Inventory                                          16                30
   General business credit carryforwards             464               442
   Other, net                                         70                88
                                            ------------------------------------
Total deferred tax assets                          6,025             3,774
Valuation allowance                               (3,958)             (329)
                                            ------------------------------------
Net deferred tax liabilities                  $        -         $       -
                                            ====================================

                       Effective Management Systems, Inc.

11. Income Taxes (continued)

At November 30, 1998, the Company had net federal and state operating loss carryforwards (NOLs) of approximately $13.2 million and $13.6 million, respectively, available to offset future federal and state taxable income. The utilization of $2,730,000 of the NOLs is subject to an annual limitation of approximately $182,000 annually and expires in the year 2010. The carryforwards resulted from the Company's acquisition of Intercim in 1996 and net operating losses. In addition, the Company has general business credits totaling $464,000 which can be used to reduce federal taxable income through 2011.

In 1998 and 1997, a valuation allowance equal to 100% of the net deferred tax assets has been recognized based on uncertainty regarding realization of such assets.

12. Savings Plans

The Company has defined contribution 401(k) savings plans that cover substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company also matches certain amounts and/or provides additional discretionary contributions, as defined. The Company's contributions to the plan were $480, $310 and $345 for 1998, 1997 and 1996, respectively.

13. Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.



                  Schedule II Valuation and qualifying accounts

================================= ============== ============================================== =================== ================
          COL. A                     COL. B                       COL. C                              COL. D             COL. E
================================= ============== ============================================== =================== ================
                                                                  Additions
                                                ----------------------------------------------
                                                         (1)                    (2)
--------------------------------- -------------- ---------------------- ---------------------- ------------------- -----------------
        Description                 Balance at   Charged to costs and    Charged to other      Deductions-describe    Balance at end
                                   beginning of        expenses          accounts-describe                              of  period
                                      period
--------------------------------- -------------- ---------------------- ---------------------- ------------------- -----------------
Years ended November 30, 1998

--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------
Deducted from Asset Accounts:
Allowance for doubtful accounts      $462,000         $103,000                  0                   $59,000              $506,000
--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------

Years ended November 30, 1997

--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------
Deducted from Asset Accounts:
Allowance for doubtful accounts      $346,000         $120,000                  0                    $4,000              $462,000
--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------

Years ended November 30, 1996

--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------
Deducted from Asset Accounts:
Allowance for doubtful accounts      $312,000         $137,000                  0                  $103,000              $346,000
--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------

Years ended November 30, 1995

--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------
Deducted from Asset Accounts:
Allowance for doubtful accounts      $268,000          $79,000                  0                   $35,000              $312,000
--------------------------------- -------------- --------------------- ----------------------- ------------------- -----------------



Part II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 10. Directors and Executive Officers of the Registrant

Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of shareholders under the captions "Election of Directors", "Executive Officers" and "Miscellaneous-Other Matters". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 11. Executive Compensation

Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of shareholders under the caption "Board of Directors-Director Compensation" and "Executive Compensation"; provided, however, that the subsection entitled "Executive Compensation-Report on
Executive Compensation" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of shareholders under the caption "Principal Shareholders". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions

Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission with 120 days after the end of the Company's fiscal year.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.  Exhibits
         Reference is made to the separate exhibit index contained on pages II-1 through II-5 hereof.
2.       Financial Statements and Financial Statement Schedules
         Reference is made to the separate index in Item 8 of this Annual Report on Form 10-K with respect to the financial statements filed herewith.
3.  Reports on Form 8-K
         No Current Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended November 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 1999.

                                            EFFECTIVE MANAGEMENT SYSTEMS, INC.

                                            By: /s/Michael D. Dunham
                                                Michael D. Dunham
                                                President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 1999.


         Signature                                  Title


/s/Michael D. Dunham                       President and Director
Michael D. Dunham                         (Principal Executive Officer)



/s/Jeffrey J. Fossum                       Chief Financial Officer and Assistant
Jeffrey J. Fossum                          Treasurer (Principal Financial and
                                           Accounting Officer)

/s/Helmut M. Adam                          Director
Helmut M. Adam


/s/Thomas M. Dykstra                       Director
Thomas M. Dykstra



/s/Scott J. Mermel                         Director
Scott J. Mermel



/s/Robert E. Weisenberg                    Director
Robert E. Weisenberg

                                  EXHIBIT INDEX

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

Exhibit Number      Exhibit

    2.1 Agreement and Plan of Merger, dated February 17, 1995 among Effective Management Systems, Inc., EMS Acquisition Corp. and Intercim Corporation [Incorporated by reference to Exhibit 2.1 to Effective Management Systems, Inc.'s Registration Statement on Form S-4 (Registration No. 33-95338)].

    2.2         Amendment  No. 1 to  Agreement  and Plan of Merger  described in
                Exhibit 2.1, dated June 30, 1995  [Incorporated  by reference to
                Exhibit 2.2 to Effective Management Systems, Inc.'s Registration Statement on Form S-4 (Registration No. 33-95338)].


    2.3         Amendment  No. 2 to  Agreement  and Plan of Merger  described in
                Exhibit 2.1, dated July 31, 1995  [Incorporated  by reference to
                Exhibit 2.3 to Effective Management Systems, Inc.'s Registration Statement on Form S-4 (Registration No. 33-95338)].

    2.4         Agreement  of Merger,  dated  March 22,  1995,  among  Effective
                Management Systems, Inc., EMS Illinois Acquisition Corp., Effective Management Systems of Illinois, Inc., Richard W. Grelck and Daniel E. Long [Incorporated by reference to Exhibit
                2.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 1995].

    3.1 Restated Articles of Incorporation of Effective Management Systems, Inc., as amended [Incorporated by reference to Exhibit
                3.2 to Effective Management Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-68901)]. 3.2 Bylaws of Effective Management Systems, Inc. [Incorporated by reference to Exhibit 3.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    4.1 Article 4 of the Restated Articles of Incorporation of Effective Management Systems, Inc., as amended [Incorporated by reference to Exhibit 4.1 to Effective Management Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-68901)].

    4.2 Loan and Security Agreement by and between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc. and Effective Management Systems of Illinois, Inc., dated December 31, 1997 [Incorporated by reference to Exhibit 4.14 to Effective Management Systems, Inc.'s Form 10-K for the year ended November 30, 1997].

    4.3 Waiver and First Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc. and Effective Management Systems of Illinois, Inc., dated May 8, 1998 [Incorporated by reference to Exhibit
                4.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

    4.4 Waiver to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated July 13, 1998 [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

                                  EXHIBIT INDEX

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

Exhibit Number      Exhibit

    4.5 Waiver and Second Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated August, 1988 [Incorporated by reference to Exhibit
                4.1 to Effective Management System, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998].

    4.6 Third Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated October 6, 1998 [Incorporated by reference to Exhibit 4.2 to Effective Management System, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998].

    4.7 Waiver to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated January 28, 1999.

    4.8 Warrant Agreement between Effective Management Systems, Inc. and American Stock Transfer & Trust Company, dated September 6, 1995 [Incorporated by reference to Exhibit 4.2 to Effective Management Systems, Inc.'s Current Report on Form 8-K, dated September 6, 1995].

    4.9 Form of Common Stock Warrant Issued in Connection With the Sale of Effective Management Systems, Inc.'s Series A 8% Convertible Redeemable Preferred Stock [Incorporated by reference to Exhibit
                4.7 to Effective Management Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-68901)].

    4.10 Form of Common Stock Warrant Issued in Connection With the Sale of Effective Management Systems, Inc.'s Series B 8% Convertible Redeemable Preferred Stock [Incorporated by reference to Exhibit
                4.8 to Effective Management Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-68901)].

    10.1 Business Agreement by and between Digital Equipment Corporation and Effective Management Systems, Inc., effective February 8, 1994 [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.2 Addendum to Business Agreement by and between Digital Equipment Corporation and Effective Management Systems, Inc., effective February 8, 1994 [Incorporated by reference to Exhibit 10.2 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.3 Value Added Reseller Agreement by and between Digital Information Systems Corporation and Effective Management Systems, Inc., effective November 9, 1992 [Incorporated by reference to Exhibit 10.3 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 registration No. 33-73354)].

    10.4 Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated March 4, 1991 [Incorporated by reference to Exhibit 10.4 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

                                  EXHIBIT INDEX

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

Exhibit Number      Exhibit


    10.5 Amendment No. 1 to Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated October 29, 1991 [Incorporated by reference to
                Exhibit 10.5 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.6 Amendment No. 2 to Domestic Value Added Reseller Agreement between Intermec Corporation and Effective Management Systems, Inc., dated June 11, 1993 [Incorporated by reference to Exhibit
                10.6 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.7 Software Supplier Agreement, dated August 6, 1994, by and between Effective Management Systems, Inc. and Hewlett Packard Company [Incorporated by reference to Exhibit 10.7 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994].

    10.8 Joint Venture Agreement, dated September 15, 1985, by and between Effective Management Systems, Inc. and Joseph H. Schlanser, Aurinee M. Schansler and Barton R. Benjamin [Incorporated by reference to Exhibit 10.9 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.9 International Marketing Agreement, dated July 5, 1994, by and between Effective Management Systems, Inc. and Systems Technology Management Corporation [Incorporated by reference to
                Exhibit 10.11 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1994].

    10.10 Lease by and between Effective Management Systems, Inc. and Milwaukee Park Place Limited Partnership, as amended [Incorporated by reference to Exhibit 10.10 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.11 Effective Management Systems, Inc. 1986 Employee's Stock Option Plan [Incorporated by reference to Exhibit 10.11 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.12 Stock Option Agreement by and between Helmut M. Adam and Effective Management Systems, Inc., dated December 17, 1993 [Incorporated by reference to Exhibit 10.13 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

    10.13 Stock Option Agreement by and between Scott J. Mermel and Effective Management Systems, Inc., dated December 17, 1993 [Incorporated by reference to Exhibit 10.14 to Effective Management Systems, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-73354)].

                                  EXHIBIT INDEX

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

Exhibit Number      Exhibit

    10.14 IBM Business Partner Agreement between International Business Machines Corporation and Effective Management Systems, Inc., dated March 3, 1995 [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 1995].

    10.15 Software Reseller Agreement between International Business Machines Corporation and Effective Management Systems, Inc., dated September 6, 1995 [Incorporated by reference to Exhibit
                10.18 to Effective Management Systems, Inc.'s Annual Report on Form 10-KSB for the year ended November 30, 1995].

    10.16 Distributor Agreement with Pioneer Standard Electronics, Inc. [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997].

    10.17 IBM Market Development Program Agreement, dated September 3, 1997 [Incorporated by reference to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 31, 1997].

    10.18 Relationship Agreement with CIMX, an Ohio Limited Liability Company and Effective Management Systems, Inc., dated December 31, 1997 [Incorporated by reference to Exhibit 10.20 to Effective Management Systems, Inc.'s Form 10-K for the year ended November 30, 1997].

    10.19 Reseller Agreement and Addendum Number One by and between Baan Midmarket Solutions, LLC and Effective Management Systems, Inc., dated April 9, 1998 [Incorporated by reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

    10.20 Distribution Agreement between EMS Asia Pacific Limited and Effective Management Systems, Inc., dated May 29, 1988
                [Incorporated by reference to Exhibit 10.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

    10.21 Effective Management Systems, Inc. 1993 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.3 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

    10.22 Preferred Stock Placement Agreement, dated August 28, 1998 between Effective Management Systems, Inc. and Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated [Incorporated by
                reference to Exhibit 10.1 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998].

    10.23 Loan Agreement by and between EMS Solutions, Inc. and Effective Management Systems, Inc., dated January 1, 1998 [Incorporated by reference to Exhibit 10.2 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

    10.24 Special Compensation and Separation Agreement by and between Jeffrey J. Fossum and Effective Management Systems, Inc., effective January 1, 1998 [Incorporated by reference to Exhibit
                10.3 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

                                  EXHIBIT INDEX

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.

Exhibit Number      Exhibit

    10.25 Special Compensation and Separation Agreement by and between Wayne T. Wedell and Effective Management Systems, Inc., effective January 1, 1998 [Incorporated by reference to Exhibit
                10.4 to Effective Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998].

    10.26 Series B Preferred Stock Placement Agreement, dated October 27, 1998 between Effective Management Systems, Inc. and Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated [Incorporated by reference to Exhibit 10.28 to Effective Management Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-68901)].

    10.27 Form of Series B Preferred Stock Purchase Agreement for Effective Management Systems, Inc.'s Series B 8% Convertible Redeemable Preferred Stock [Incorporated by reference to Exhibit
                10.29 to Effective Management Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-68901)].

    10.28       Form  of  Preferred  Stock  Purchase   Agreement  for  Effective
                Management Systems, Inc.'s Series A 8% Convertible Redeemable Preferred Stock.

      21        List of  Subsidiaries  of  Effective  Management  Systems,  Inc.
                [Incorporated by reference to Exhibit 21 to Effective Management Systems, Inc's Registration Statement on Form S-1 (Registration No. 333-68901)].

      23        Consent of Ernst & Young, LLP.
      27        Financial Data Schedule
      99        Proxy Statement for the 1999 Annual Meeting of Shareholders.

                Effective Management Systems, Inc. will file its Proxy Statement for the 1999 Annual Meeting of Shareholders, pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days after the end of its fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed as part of this Annual Report on Form 10-K.