Form 10-Q
period 1999-02-28
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1999-04-14
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO
       ____________


Commission file number 0-23438


                       Effective Management Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                        39-1292200
  State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

  12000 West Park Place, Milwaukee, WI                                 53224
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


           Class                            Outstanding as of February 28, 1999
----------------------------------          ------------------------------------

Common Stock, $.01 par value                          4,118,486

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                February 28, 1999


                                      INDEX



PART 1 - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1   Financial Statements

         Consolidated Balance Sheets at
         February 28, 1999 and November 30, 1998                         2

         Consolidated Statements of Operations - Three
         Months Ended February 28, 1999 and February  28, 1998           5

         Consolidated Statements of Cash Flows - Three                   6
         Months Ended February  28, 1999 and February 28, 1998

         Notes to Consolidated Financial Statements                      8


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Item 3   Quantitative and Qualitative Disclosures About Market Risk     18



PART II - OTHER INFORMATION
---------------------------

Item 2   Changes in Securities and Use of Proceeds                      19

Item 6   Exhibits and Reports on Form 8-K                               20



SIGNATURES

Part I Financial Information

Item 1 Financial Statements

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)
------------------------------------------------------------------------------


ASSETS                                                   28-Feb        30-Nov
                                                           1999          1998
==============================================================================

CURRENT ASSETS
   Cash                                                      $6           $21
   Accounts Receivable:
     Trade, less allowance
     for doubtful accounts                                8,626        12,871
     Related Parties                                        437           426

   Inventories                                              480           275
   Prepaid Expenses and Other Current Assets                272           225
                                                     -------------------------

              TOTAL CURRENT ASSETS                        9,821        13,818

LONG TERM ASSETS
Computer Software, net                                    4,718         4,373
Investments in and Advances to
  Unconsolidated Joint Ventures                             291           291
Equipment and Leasehold Improvements, net                 3,001         3,202
Intangible Assets, net                                    2,074         2,129
Other Assets                                                386           347
                                                     -------------------------

              TOTAL LONG TERM  ASSETS                    10,470        10,342

                                                     -------------------------

TOTAL ASSETS                                            $20,291       $24,160

==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                   28-Feb         30-Nov
                                                         1999           1998
=============================================================================
CURRENT LIABILITIES
   Accounts Payable                                    $4,607         $3,662
   Accrued Liabilities                                  1,499          2,937
   Deferred Revenues                                    6,319          6,522
   Customer Deposits                                      133            113
   Current portion of
       Long-term Obligations                            5,244          6,194
                                                      -----------------------

            TOTAL CURRENT LIABILITIES                  17,802         19,428

LONG TERM LIABILITIES
   Deferred Revenue and Other
   Long-term Liabilities                                  771            858
   Long-term Obligations                                  259            242

                                                      -----------------------
            TOTAL LONG TERM LIABILITIES                 1,030          1,100

   Commitments and Contingencies

STOCKHOLDERS'  EQUITY
   Preferred Stock; authorized 3,000,000
    shares of which 5,000 shares are
    designated as Series B 8% Convertible
    Redeemable Preferred Stock ("Series
    B") 1,875.37 shares, of
    Series B, issued and outstanding                    1,394          1,411
    (liquidation preference at $1000 per share)
   Common Stock,  $.01 par value; authorized
      20,000,000 shares; issued 4,118,486 and
      4,106,377 shares; Outstanding 4,105,861 and
      4,093,752 shares                                     41            41
   Common Stock Warrants                                  144           144
   Additional Paid- in Capital                         11,444         11,426
   Retained Earnings (Deficit)                        (11,504)        (9,330)
   Cost of Common Stock in Treasury(12,625 shares)        (60)           (60)
                                                     ------------------------

            TOTAL STOCKHOLDERS' EQUITY                  1,459          3,632

                                                     ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $20,291        $24,160

=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                         28-Feb         28-Feb
                                                          1999           1998
===================================================   =============   ==========

NET REVENUES:
  Software license fees                                   $3,156       $5,335
  Services                                                 3,994        4,239
  Hardware                                                   326          672
                                                      -----------   ----------
        Total net revenues                                 7,476       10,246

COST OF PRODUCTS AND SERVICES
  Software license fees                                      916        1,723
  Services                                                 3,811        3,220
  Hardware                                                   281          527
                                                      -----------   ----------
        Total cost of products and services                5,008        5,470

Selling and marketing expenses                             2,821        3,625
General and administrative expenses                          784        1,194
Product development expenses                                 881          837
                                                      -----------   ----------
        Total costs and operating expenses                 9,494       11,126
                                                      -----------   ----------
LOSS  FROM OPERATIONS                                     (2,018)        (880)

Other (Income)/ Expense
  Interest (income)                                           (8)         (10)
  Interest expense                                           174          153
                                                      -----------   ----------
                                                             166          143
                                                      -----------   ----------
LOSS BEFORE INCOME TAXES                                  (2,184)      (1,023)
Income tax (benefit) expense                                  (9)          33

                                                      -----------   ----------
   NET LOSS                                              ($2,175)     ($1,056)
                                                      ===========   ==========

Loss per share - basic and diluted                        ($0.53)      ($0.26)
===================================================   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED
                                                     28-Feb           28-Feb
                                                      1999             1998
===============================================================================

OPERATING ACTIVITIES
    Net Loss                                          ($2,175)        ($1,056)
    Adjustments to reconcile net loss to
      Net cash provided by (used in)
      operating activities:

      Depreciation and amortization                       343             352

      Amortization of capitalized computer
         software development costs                       475             954

      Equity in earnings of joint ventures                  -               -

      Goodwill Amortization                                55              58

      Deferred income taxes                                 -               -

      Restructuring and Other Charges                       -               -

      Changes in operating assets and
        liabilities:
          Accounts Receivable                           4,486           1,270

          Inventories and other current assets           (504)             (1)

          Accounts payable and other liabilities         (764)           (538)
                                                     ------------------------
    Total adjustments                                   4,091           2,095
                                                     ------------------------
    Net cash provided by operating activities           1,916           1,039

INVESTING ACTIVITIES
      Additions to equipment and leasehold
       improvements                                      (143)            (74)

      Proceeds from sale of securities                      -               -

      Software development costs capitalized             (819)         (1,008)

      Other                                               (38)              8
                                                     ------------------------
    Net cash (used in) investing activities            (1,000)         (1,074)

FINANCING ACTIVITIES
      Proceeds on long-term debt and other
         notes payable                                   (932)            272
      Additional paid-in capital
                                                           18              33
      Preferred stock dividend
                                                          (17)              -
                                                     ------------------------
    Net cash provided (used) by financing
      activities                                         (931)            305
                                                     ------------------------
    Net increase (decrease) in cash                      ($15)           $270
Cash-beginning of period                                  $21             $14
                                                     ========================
Cash-end of period                                         $6            $284
=============================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999
                           (Unaudited) (In Thousands)

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

         In the opinion of management, the information furnished for the three-month periods ended February 28, 1999 and February 28, 1998 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1999. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 - Additional Financial Disclosure

Equipment and leasehold improvements consisted of the following:

                                           28-February-1999       30-Nov-1998
                                           ----------------       -----------

Gross                                          $10,055                  $9,913
Less:  Accumulated Depreciation               (  7,054 )              (  6,711 )
                                              ----------              ----------
Net                                             $3,001                  $3,202

Allowance for doubtful accounts
 consisted of the following:

                                           28-February-1999       30-Nov-1998
                                           ----------------       -----------
Balance                                         $  326                 $  506

Provision for doubtful accounts
 consisted of the following:

                                           28-February-1999       30-Nov-1998
                                           ----------------       -----------
                                                $   48                  $  17

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

The following table sets forth the computation of basic and diluted earnings per share.


                                                      Three Months Ended
                                                         February 28,
                                                  1999                 1998
                                                  ----                 ----
Denominator
Denominator for basic earnings per share -
   weighted average common shares                 4,114                4,075
Effect of dilutive securities -
   stock options and warrants                         0                    0
Effect of dilutive securities -
   preferred stock                                    0                    0
                                               --------------------------------
Denominator for diluted earnings per share -
adjusted weighted average common shares           4,114                4,075
                                               ================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company incurred a 27% decrease in net revenues and a net loss of $2,175,000 for the first quarter of fiscal 1999 compared with a net loss of $1,056,000 for the first quarter of fiscal 1998. The first quarter of fiscal 1999 and 1998 do not reflect a tax benefit relating to the loss since for book purposes the Company is in a loss carryforward position. Software revenues were down 40.8% in the first quarter of fiscal 1999 compared to the same period in the prior year. Management believes this decrease in software revenues was mainly the result of a general decline in the Enterprise Resource Planning ("ERP") industry, delays in the sales of the Baan products distributed by the Company, an insufficient level of leads for Baan prospects, a decline in the Company's proprietary TCM product revenues and reduced revenues from restructured operations (a reduction of $249,000 from the first quarter of 1998).

Although the Company has taken various actions with the objective of returning the Company to profitability, no assurance can be given that these measures will actually result in the achievement of this objective. In addition, as a result of the recent losses, the Company has been required to obtain waivers from its primary lender for covenant violations. In the event that in the near term, that the Company's financial performance does not improve or if it is unable to secure additional investment capital or sell assets to bolster its financial position, the Company will continue to require covenant relief in fiscal 1999. In the event that such covenant relief cannot be obtained, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund current operations. The Company's ability to borrow additional funds under its existing credit facility remains limited. As a result of its financial situation, all of the Company's debt has been classified as short-term and its fiscal 1998 audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the auditors expressed substantial doubt as to the Company's ability to continue as a going concern.

The Company's on-going operations are also dependent on its ability to attract and retain a highly qualified sales, development and service staff. The Company has recently experienced attrition at rates higher than historical levels. The Company has taken steps to curtail the attrition, but no assurance can be given that these steps will be successful or that further attrition will not materially impact the Company's financial performance.


Results of Operations

Total Revenues

Net revenues decreased to $7,476,000 for the three months ended February 28, 1999, which represented a 27.0% decrease from the $10,246,000 in revenues for the same quarter in the previous year. The mix of revenues comparing software, services, and hardware revenues as a percentage of net revenues was 42.2%, 53.4%, and 4.4%, respectively, in the first quarter of fiscal 1999, as compared with 52.1%, 41.4%, and 6.7%, respectively, in the first quarter of fiscal 1998.

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


Software License Fees

Software license fees are customer charges for the right to use the Company's software products. Software license fees decreased 40.8% to $3,156,000 in the first quarter of fiscal 1999 from $5,335,000 in the first quarter of fiscal 1998. Management believes this decrease in software revenues was mainly the result of a general decline in the ERP industry, delays in the sales of Baan products, an insufficient level of leads for Baan prospects, a decline in the Company's proprietary TCM product revenues (a trend that is likely to continue), reduced revenues from restructured operations (a reduction of $249,000 from the first quarter of 1998) and subsequent attrition.


Service Revenues

The Company offers a number of optional services to its customers, including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues decreased to $3,994,000 for the three months ended February 28, 1999, as compared with $4,239,000 for the same period of the prior year. The decrease in revenues was mainly the result of a reduced level of personnel due to the restructuring the Company implemented in the quarter ended May 31, 1998 and subsequent attrition.


Hardware Revenues

Hardware revenues decreased 51.5% to $326,000 in the first quarter of fiscal 1999 compared with $672,000 for the corresponding period of 1998. This decrease was mainly due to increased sales of software on platforms for which the Company does not supply hardware and a reduction in new TCM system sales. The Company has decided to reduce its sales of commodity-priced hardware products and those which require specific expertise beyond the scope of the Company's product focus. In turn, the Company has developed relationships with various system integrators which sell the hardware and provide these value-added hardware services.

Management expects the trend of declining hardware sales to continue due to both the increasing sales of software licenses operating on the Microsoft Windows NT platform and the reduced level of new TCM system sales. Hardware used with the Microsoft Windows NT platform is either generally already in place at the customer site or readily available from local suppliers who can also provide local support.


Cost of Software License Fees

The cost of software license fees as a percentage of related revenue was 29.0% for the first quarter of fiscal 1999, a decrease from 32.3% for the corresponding period of 1998. Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues. The Company wrote off a substantial portion of its past investment in software development in conjunction with its restructuring efforts in the quarter ended May 31, 1998. Software amortization decreased $479,000 in the first quarter of fiscal 1999 as compared to the same period of 1998 as a result of the amounts written off of previously capitalized development costs in the restructuring. The cost of software license fees is also dependent on the level of third party costs associated with certain software revenues and includes such items as purchased licenses and other components.


Cost of Services

The cost of services as a percentage of related revenue increased to 95.4% for the three months ended February 28, 1999, as compared with 76.0% for the same quarter in the previous year. The increase was mainly due to additional compensation for current personnel, lower levels of productivity for new personnel, higher costs of outside-sourced labor, and additional warranty work associated with new versions of the Company's software. The Company has also initiated a group of personnel to implement the Baan software solutions which has raised the level of training costs and other initial non-billable activities. Last, the Company has been implementing a new call management system for the hot line telephone support area which has also temporarily raised costs. The Company has raised the billing rates for its services in line with industry practice, but the effects will not be fully realized until the third quarter of the 1999 fiscal year.


Cost of Hardware

The cost of hardware as a percentage of related revenue increased to 86.2% in the first quarter of fiscal 1999 from 78.4% in the first quarter of fiscal 1998. The cost of hardware as a percentage of related revenue varies with the size of the system, the margin mix of items comprising the system being sold, and the competitive pressure of the customer sale. The cost of hardware as a percentage of related revenue also varies with the amount of low margin hardware sales to affiliates. Hardware sales to affiliates declined in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

Selling and Marketing Expenses

Selling and marketing expenses decreased $804,000, or 22.2%, from $3,625,000 in the first quarter of fiscal 1998 to $2,821,000 in the first quarter of fiscal 1999. This decrease in selling and marketing expense was mainly due to reduced levels of personnel through attrition, and reduced levels of expense resulting from the Company's restructuring. The Company has also restructured compensation levels to more effectively match industry practice in the upper mid-market. As a percentage of total revenues, selling and marketing expense was 37.7% in the first quarter of fiscal 1999 compared to 35.4% in the corresponding period of 1998. This increase was mainly attributable to a reduction in revenues (see Software Revenues above).


General and Administrative Expenses

General and administrative expenses decreased $410,000, or 34.3%, from $1,194,000 in the first quarter of fiscal 1998 to $786,000 in the first quarter of fiscal 1999. The decrease in general and administrative expenses was mainly due to reduced expense levels as a result of the Company's restructuring. As a percentage of net revenues, general and administrative expenses were 10.5% and 11.7% in the first quarter of fiscal 1999 and 1998, respectively.


Product Development Expense

Product development expense increased 5.3% from $837,000 in the first quarter of fiscal 1998 to $881,000 in the first quarter of fiscal 1999. This increase primarily related to a $189,000 decrease in the amount of software capitalized. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $819,000 of product development costs in the first quarter of fiscal 1999 compared to $1,008,000 in the first quarter of fiscal 1998. As a percentage of software license fees, the total amount invested in software development was 53.6% and 34.7% in the first quarter of fiscal 1999 and fiscal 1998, respectively. Management expects to reduce the level of software development expense in the next two fiscal quarters.


Restructuring Charges


In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $6,836,000 related to entering into a new distributor arrangement for the Baan manufacturing software, and a reduction of costs focused on improving the Company's financial performance. The full amount of the restructuring charge has been paid or expensed as of February 28, 1999.

Other Income\Expense-Net

Other income\expense-net was $143,000 of expense for the first quarter of fiscal 1998 compared to $166,000 of expense for the first quarter of fiscal 1999. The increase in the level of expense was mainly the result of an increase in interest expense as a result of increased borrowings under the Company's borrowing facilities.


Income Tax

A tax expense of $33,000 (for state and local taxes) and no income tax benefit was recorded for the first quarter of fiscal 1998 compared to a tax expense of $9,000 for the first quarter of fiscal 1999. For some time, the Company, for book purposes, has been in a tax loss carryforward position. Generally accepted accounting principles prohibit the Company from recording a tax benefit under the circumstances.


Liquidity and Capital Resources

At February 28, 1999, the Company had cash and marketable securities aggregating $6,000. During the first quarter of fiscal 1999, the Company's operating activities provided $1,916,000 of cash compared to providing $1,039,000 of cash for the same period of the prior year. This increase in the cash provided was mainly attributable to the Company's improved collection of accounts receivable.

Investing activities used cash of $1,000,000 in the first quarter of fiscal 1999 compared to $1,074,000 of cash in the first quarter of fiscal 1998. The principal use of the cash in the first quarter of fiscal 1999 was $819,000 for capitalized product development. The principal uses of cash in the first quarter of fiscal 1998 included $1,008,000 for capitalized product development.

Financing activities used $931,000 of cash in the first quarter of fiscal 1999 compared with providing $305,000 in the first quarter of fiscal 1998. The cash used in fiscal 1999 mainly reflected payments under the Company's borrowing facilities. As of February 28, 1999, the Company had $ 891,000 of availability under its $5,000,000 line of credit, which is based on the level of eligible accounts receivable.

The Company's credit agreement with Foothill Capital Corporation contains certain restrictive covenants relating to income (EBITDA), tangible net worth, and level of capital expenditures. On April 13, 1999 the Company obtained a waiver from the lender as a result of its failure to meet the tangible net worth and EBITDA covenants. In order to meet financial covenants in the future and to meet short term operational needs, the Company will need positive operational results in the short term. In the event that the Company's performance does not improve in the short term, the Company will need to secure additional waivers and/or alternative sources of financing which could include the sale of assets. The Company is continuing its review of alternative sources of financing to deal with its current financial status. Although management believes that waivers and/or additional financing can be obtained, if needed, no assurance can be given that waivers or such additional financing will be available to the Company on acceptable terms. In the event that the Company is unable to secure necessary waivers or additional financing, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund continuing operations at current levels.

The Company currently has past due amounts with certain vendors. The Company has secured extended payment arrangements with some of these vendors and is in the process of securing similar arrangements with other vendors. There can be no assurance that the Company will be successful in extending these amounts owed to other vendors or that funds will be available to pay obligations as they arise. The Company is dependent on success in its selling efforts to build collateral to meet these obligations, whereby a lack of success could substantially impact the Company's ability to continue as a going concern.

As a result of its current financial situation, the Company, in accordance with generally accepted accounting principles, has reclassified all of its outstanding debt under the credit facility as short-term debt. All debt pertaining to the credit facility having cross-default provisions has been so reclassified regardless of whether or not covenant violations have occurred or are anticipated. The Company's report from its independent accountants for the year ended November 30, 1998, contains a going concern explanatory paragraph, pursuant to which the auditors expressed substantial doubt as to the Company's ability to continue as a going concern.


Market Risk

Due to the variable rate paid on the revolver portion of its credit facility, the Company is exposed to market risk from changes in interest rates. Generally, if the base rate on the revolver averaged 2% more in fiscal 1999 than in fiscal 1998, the Company's interest expense would increase by $80,000. This amount is determined by considering the impact of the hypothetical interest rate on the Company's borrowing cost, but does not consider the effects of the reduced level of economic activity that could exist in such an environment. The Company has not historically used financial instruments to hedge interest rate exposure and does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.


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

The Company later, in 1998, added the analysis of internal systems and third party suppliers of both software and any other goods that may have Year 2000 problems. The Company plans to complete its detailed assessment plan on or around May of fiscal 1999. A formal review and approval by the Board of Directors is expected to occur immediately thereafter.

State of Readiness

Company's Products

The Company's current products have been designed and tested for Year 2000 compliance. However,due to the complexity of the software product, there can be no absolute assurance that the Company's software products contain all the necessary date code changes. The Company's versions of the software prior to version 5.1.2 in 1994 are known to contain code that is not Year 2000 compliant. In 1996, the Company notified customers of prior versions, and subsequently, of this non-compliance and customers were offered upgrades and implementation assistance to migrate to a Year 2000 compliant version. The Company's agreements with the customers since 1992 do not expressly obligate the Company to furnish an updated version of the software that is Year 2000 compliant. The Company's analysis of contracts prior to 1992 indicate an immaterial level of Company obligation to furnish updated software..


Internal Systems

The Company is in the process of assessing the Year 2000 readiness of its internal computer information system and non-computer systems , such as telecommunications equipment, network equipment, etc., to determine whether such systems are Year 2000 compliant. Even though substantial work has already been completed, a complete detailed plan to address any assessed Year 2000 problems should be available on or around May, 1999. The Company expects to complete deployment of Year 2000 corrections on or around September of 1999.

Third Party Reseller and Key Suppliers

The Company plans to assess the Year 2000 readiness of its resellers and key suppliers over the second quarter of fiscal 1999. With respect to certain of its most significant resellers and suppliers, the Company has already made inquiries to assess their readiness and has obtained published information indicating that they are in compliance.

Costs

The Company estimates the historical costs to remediate the Year 2000 issues have totaled $968,000 and future costs to remediate will be approximately $500,000. The Company expects to fund the future costs of remedation from operations.

Risk

Failure to correct critical Year 2000 issues could cause a serious interruption in business operations of the Company's customers and/or internal systems. Such interruptions could have a material impact on the Company's results of operations, liquidity, and financial condition. The Company is taking actions to minimize these issues, but no assurance can be given that all potential issues can be eliminated. Additionally, the effects of potential litigation can not be estimated and could also have a material effect on the results of operations. Finally, factors outside the Company's control could also cause disruption of business activities which could materially affect the results of operations.

Contingency Plans

The Company is in the process of evaluating contingency plans to handle the controllable risks regarding Year 2000 compliance. Certain of the risks such as lengthy power outages or communication failures may not be circumvented. A detailed plan of controllable risks is expected to be available on or around September, 1999.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT. STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT OF A HISTORICAL NATURE ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DESCRIBED IN THE SECTION CAPTIONED "BUSINESS RISK FACTORS" IN ITEM 1 OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998, WHICH INCLUDE, BUT ARE NOT LIMITED TO, THE BUSINESS CONTINUING TO BE UNPROFITABLE DESPITE STEPS TO IMPROVE PERFORMANCE, THE INABILITY TO OBTAIN COVENANT RELIEF LEADING TO LIQUIDITY PROBLEMS AND AN INABILITY TO FUND CONTINUING OPERATIONS, THE RESTRUCTURING FAILING TO IMPROVE OUR FINANCIAL PERFORMANCE AND PERHAPS EVEN HAVING A NEGATIVE IMPACT ON OUR PERFORMANCE, OUR POOR FINANCIAL PERFORMANCE MAKING IT DIFFICULT TO CONTINUE AS A GOING CONCERN, THE INABILITY TO OBTAIN PRINCIPAL PRODUCTS NEGATIVELY IMPACTING OUR OPERATIONS, THE BAAN RELATIONSHIP FAILING AND THE LOSS OF KEY EMPLOYEES NEGATIVELY IMPACTING OUR OPERATIONS.

Item  3.  Quantitative and  Qualitative Disclosure About Market Risk


Reference is made to the information in Item 2 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Risk," which information is incorporated herein by reference.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds


         Pursuant  to  the  terms  of  the  Company's  Series  B 8%  Convertible
Redeemable Preferred Stock (the "Series B"), the Company was obligated to provide cumulative preferential dividends to the holders of the Series B on January 2, 1999 and April 1, 1999.

         With respect to each of the above-referenced dividend payment dates, the Board of Directors of the Company, in accordance with the terms of the Series B, having reviewed the cash situation of the Company, determined that the Company would pay the dividends in shares of Series B. Thus, on (i) January 2, 1999, in accordance with and pursuant to the terms of the Series B, 34.74 shares of the Series B were issued in payment of the dividends due the holders of the Series B and (ii) on April 1, 1999, in accordance with and pursuant to the terms of the Series B, 55.63 shares of the Series B were issued in payment of the dividends due the holders of the Series B.

                                  Exhibit Index



Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number

   (a)    Exhibits

          4.1 Waiver and Second Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated April 13, 1999.

          10.1 Form of Nonstatutory Stock Option Agreement, dated February 1, 1999.

          27 Financial Data Schedule [EDGAR version only]

   (b)    Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EFFECTIVE MANAGEMENT SYSTEMS, INC.




April 14, 1999                   By:   /s/ MICHAEL D. DUNHAM
                                       Michael D. Dunham
                                       President (principal executive officer)



                                 By:   /s/JEFFREY J. FOSSUM
                                       Jeffrey J. Fossum
                                       Chief Financial Officer and Assistant
                                       Treasurer (principal financial and
                                       accounting officer)