Form 10-Q
period 1999-05-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1999-07-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO
       ____________


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


              Class                       Outstanding as of May 31, 1999
------------------------------------  ----------------------------------------

   Common Stock, $.01 par value                     4,118,486

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                  May 31, 1999


                                      INDEX



PART 1 - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1      Financial Statements

            Consolidated Balance Sheets at
            May 31, 1999 and November 30, 1998                                 3

            Consolidated Statements of Operations - Three and
            Six Months Ended May 31, 1999 and May 31, 1998                     5

            Consolidated Statements of Cash Flows - Six                        6
            Months Ended May 31, 1999 and May 31, 1998

            Notes to Consolidated Financial Statements                         7


Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

Item 3      Quantitative and Qualitative Disclosures About Market Risk        19



PART II - OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds                         20

Item 4      Submission of Matters to a Vote of Security Holders               21

Item 6      Exhibits and Reports on Form 8-K                                  22




SIGNATURES                                                                    23

PART I Financial Information
Item 1 Financial Statements


EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)
--------------------------------------------------------------------------------


ASSETS                                                   31-May           30-Nov
                                                           1999             1998
================================================================================

CURRENT ASSETS
   Cash                                                 $     1          $    21
   Accounts Receivable:
     Trade, less allowance for
        doubtful accounts                                 6,694           12,871
     Related Parties                                        443              426

   Inventories                                              278              275
   Prepaid Expenses and Other Current Assets                309              225
                                                   -----------------------------

            TOTAL CURRENT ASSETS                          7,725           13,818

LONG TERM ASSETS
Computer Software, net                                    5,009            4,373
Investments in and Advances to
  Unconsolidated Joint Ventures                             291              291
Equipment and Leasehold Improvements, net                 2,764            3,202
Intangible Assets, net                                    2,019            2,129
Other Assets                                                376              347
                                                   -----------------------------

            TOTAL LONG TERM  ASSETS                      10,459           10,342

                                                   -----------------------------

TOTAL ASSETS                                            $18,184          $24,160

================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                            31-May              30-Nov
                                                                                  1999                1998
===========================================================================================================
CURRENT LIABILITIES
   Accounts Payable                                                           $  4,447             $ 3,662
   Accrued Liabilities                                                           1,755               2,937
   Deferred Revenues                                                             6,159               6,522
   Customer Deposits                                                               100                 113
   Current portion of
     Long-term Obligations                                                       5,323               6,194
                                                                            -------------------------------

            TOTAL CURRENT LIABILITIES                                           17,784              19,428

LONG TERM LIABILITIES
   Deferred Revenue and Other
   Long-term Liabilities                                                           642                 858
   Long-term Obligations                                                           274                 242

                                                                            -------------------------------
            TOTAL LONG TERM LIABILITIES                                            916               1,100

   Commitments and Contingencies

STOCKHOLDERS'  EQUITY
   Preferred Stock, $.01 par value;  authorized  3,000,000 shares of which 5,000 shares are designated as Series B 8% Convertible
   Redeemable Preferred Stock ("Series B"); 1,875.37 shares of
   Series B are issued and outstanding,(liquidation preference of
   $1000 per share)                                                              1,370                1411
   Common Stock,  $.01 par value; authorized 20,000,000
   shares; issued 4,118,486 and 4,106,377 shares;
   outstanding 4,105,861 and 4,093,752 shares                                       41                  41
   Common Stock Warrants                                                           144                 144
   Additional  Paid- in Capital                                                 11,489              11,426
   Retained Earnings (Deficit)                                                (13,500)             (9,330)
   Cost of Common Stock in Treasury(12,625 shares)                                (60)                (60)
                                                                            -------------------------------

            TOTAL STOCKHOLDERS' EQUITY                                           (516)               3,632

                                                                            -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 18,184             $24,160

===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.




EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

-----------------------------------------------------------------------------


                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      31-May         31-May        31-May        31-May
                                                                        1999           1998          1999          1998

========================================================================================================================

NET REVENUES:
  Software license fees                                             $  3,454       $  4,372       $ 6,610       $ 9,707
  Services                                                             4,934          4,532         8,928         8,771
  Hardware                                                               232            444           558         1,116
                                                                    --------       --------       -------       -------
        Total net revenues                                             8,620          9,348        16,096        19,594

COST OF PRODUCTS AND SERVICES
  Software license fees                                                1,013          1,381         1,929         3,104
  Services                                                             4,200          3,374         8,011         6,594
  Hardware                                                               180            353           461           880
                                                                    --------       --------       -------       -------
        Total cost of products and services                            5,393          5,108        10,401        10,578

Selling and marketing expenses                                         2,980          3,401         5,801         7,026
General and administrative expenses                                    1,217          1,019         2,001         2,213
Product development expenses                                             838            684         1,719         1,521
Restructuring and other charges                                            0          6,836             0         6,836
                                                                    --------       --------       -------       -------
        Total costs and operating expenses                            10,428         17,048        19,922        28,174

                                                                    --------       --------       -------       -------
LOSS  FROM OPERATIONS                                                 (1,808)        (7,700)       (3,826)       (8,580)

Other (Income)/ Expense
  Equity in (earnings)/loss of unconsolidated joint ventures               0             (1)            0           (1)
  Interest (income)                                                        0            (10)           (8)          (20)
  Interest expense                                                       178            184           352           337
                                                                    --------       --------       -------       -------
                                                                         178            173           344           316
                                                                    --------       --------       -------       -------
LOSS BEFORE INCOME TAXES                                              (1,986)        (7,873)       (4,170)       (8,896)
Income tax (benefit) expense                                               9              0             0            33

                                                                    --------       --------       -------       -------
   NET LOSS                                                         ($1,995)       ($ 7,873)      ($4,170)      ($8,929)
                                                                    ========       ========       =======       =======

Loss per share - basic                                              ($  0.48)      ($  1.93)       ($1.01)      ($ 2.19)

Loss per share - diluted                                            ($  0.48)      ($  1.93)       ($1.01)      ($ 2.19)

========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.





EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------

                                                                                         SIX MONTHS ENDED
                                                                                    31-May             31-May
                                                                                     1999               1998
==============================================================================================================
OPERATING ACTIVITIES
    Net Loss                                                                         ($4,170)          ($8,929)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                                      689               693
      Amortization of capitalized computer software development costs                    972              1891
      Equity in earnings of joint ventures                                                 0                 0
      Goodwill Amortization                                                              109               117
      Restructuring and Other Charges                                                      0              6836
      Changes in operating assets and liabilities:
           Accounts Receivable                                                          6271              2251
           Inventories and other current assets                                         (198)             (560)
           Accounts payable and other liabilities                                       (991)            (1106)
                                                                                     -------------------------
    Total adjustments                                                                   6852             10122
                                                                                     -------------------------
    Net cash provided by operating activities                                           2682              1193

INVESTING ACTIVITIES
      Additions to equipment and leasehold improvements                                 (251)             (254)
      Software development costs capitalized                                           (1608)            (2063)
      Other                                                                              (28)               17
                                                                                     -------------------------
    Net cash used in investing activities                                              (1887)            (2300)

FINANCING ACTIVITIES
      Proceeds on long-term debt and other notes payable                                (837)             1283
      Additional paid-in capital                                                          22                41
      Preferred stock dividend                                                             0                 0
                                                                                     -------------------------
    Net cash provided (used) by financing activities                                    (815)             1324
                                                                                     -------------------------
    Net increase (decrease) in cash                                                  ($   20)          $   217
Cash-beginning of period                                                              $   21           $    14
                                                                                     =========================
Cash-end of period                                                                    $    1           $   231
==============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999
                           (Unaudited) (In Thousands)

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

       In the opinion of management, the information furnished for the three and six month periods ended May 31, 1999 and May 31, 1998 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1999. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 - Additional Financial Disclosure

Equipment and leasehold improvements consisted of the following:

                                                                  31-May-1999      30-Nov-1998
                                                                  -----------      -----------

Gross                                                             $    10,163      $     9,913
Less:  Accumulated Depreciation                                   (     7,400)     (    6,711)
                                                                  -----------      -----------
Net                                                               $     2,763      $     3,202

Allowance for doubtful accounts consisted of the following:

                                                                  31-May-1999      30-Nov-1998
                                                                  -----------      -----------
Balance                                                           $       147      $       506

Provision for doubtful accounts consisted of the following:

                                                                  31-May-1999      30-Nov-1998
                                                                  -----------      -----------

                                                                  $       244      $        17

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

The following table sets forth the computation of basic and diluted earnings per share.


                                                                   Three Months Ended
                                                                        May 31,
                                                                1999                 1998
                                                                ----                 ----
Denominator
Denominator for basic earnings per share -
               weighted average common shares                  4,118                4,080
Effect of dilutive securities - stock options
         and warrants                                              5                    0
Effect of dilutive securities - preferred stock                    0                    0
                                                        --------------------- -------------------
Denominator for diluted earnings per share -
adjusted weighted average common shares                        4,123                4,080
                                                        ===================== ===================



                                                                    Six Months Ended
                                                                        May 31,
                                                                1999                 1998
                                                                ----                 ----
Denominator
Denominator for basic earnings per share -
               weighted average common shares                  4,116                4,077
Effect of dilutive securities - stock options
         and warrants                                              6                    0
Effect of dilutive securities - preferred stock                    0                    0
                                                        --------------------- -------------------
Denominator for diluted earnings per share -
adjusted weighted average common shares                        4,122                4,077
                                                        ===================== ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company incurred a 7.8% decrease in net revenues and a net loss of $1,995,000 for the second quarter of fiscal 1999 compared with a net loss of $7,873,000 for the second quarter of fiscal 1998. The Company incurred a 17.9% decrease in net revenues and a net loss of $4,170,000 for the first half of fiscal 1999 compared with a net loss of $8,929,000 for the first half of fiscal 1998. All periods presented do not reflect a tax benefit relating to the loss since for book purposes the Company is in a loss carry-forward position. Software revenues were down 21.0% in the second quarter of fiscal 1999 compared to the same period in the prior year and were down 31.9% in the first half of 1999 compared to the same period in the prior year. Management believes this decrease in software revenues was mainly the result of a general industry decline in demand for Enterprise Resource Planning ("ERP") software, a decline in the Company's proprietary TCM product revenues due to recent prospect focus on the Company's poor financial results, and reduced revenues from restructured operations for the first half of 1999. Revenues in fiscal 1999 were also negatively impacted by lower than expected revenues for the Baan products distributed by the Company. The Company did experience an increase in revenues from its Intercim division both in the second quarter of 1999 and in the first half of fiscal 1999 as compared with the similar periods of 1998. The Company also reduced its level of personnel through attrition and several April, 1999 terminations (mostly administrative related) in order to reduce its expense levels to more appropriate levels. The Company expects its expense levels to decrease by $87,000 per month from previous levels.


Although the Company has taken various actions with the objective of returning the Company to profitability, no assurance can be given that these measures will actually result in the achievement of this objective. In addition, as a result of the recent losses, the Company has been required to obtain waivers from its primary lender for covenant violations. In the event that, in the near term, the Company's financial performance does not improve or if it is unable to secure additional investment capital or sell assets to bolster its financial position, the Company will continue to require additional covenant relief. In the event that such covenant relief cannot be obtained, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund current operations. The Company's ability to borrow additional funds under its existing credit facility remains limited. As a result of its financial situation, all of the Company's debt has been classified as short-term and its fiscal 1998 audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the auditors expressed substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Total Revenues

Net revenues decreased to $8,620,000 for the three months ended May 31, 1999, which represented a 7.8% decrease from the $9,348,000 in revenues for the same quarter in the previous year. Net revenues decreased to $16,096,000 for the six months ended May 31, 1999, which represented a 17.9% decrease from the $19,594,000 in revenues for the same period in the previous year. The mix of revenues comparing software, services, and hardware revenues as a percentage of net revenues was 40.1%, 57.2%, and 2.7%, respectively, in the second quarter of fiscal 1999, as compared with 46.8%, 48.5%, and 4.7%, respectively, in the second quarter of fiscal 1998. The mix of revenues comparing software, services and hardware revenues as a percentage of net revenues was 41.1%, 55.5%, and 3.4%, respectively, in the first half of fiscal 1999, as compared with 49.5%, 44.8%, and 5.7%, respectively, in the first half of fiscal 1998.

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


Software License Fees

Software license fees are customer charges for the right to use the Company's software products. Software license fees decreased 21.0% to $3,454,000 in the second quarter of fiscal 1999 from $4,372,000 in the second quarter of fiscal 1998. Software license fees decreased 31.9% to $6,610,000 in the first half of fiscal 1999 from $9,707,000 in the first half of fiscal 1998. Management believes this decrease in software revenues was mainly the result of a general industry decline in demand for ERP software, a decline in the Company's proprietary TCM product revenues due to recent prospect focus on the Company's poor financial results (a trend the Company expects to continue), and reduced revenues from restructured operations (a reduction of $275,000 from the second quarter of 1998 and $524,000 from the first half of
1998). Revenues in fiscal 1999 were also negatively impacted by lower than expected revenues for the Baan products distributed by the Company. Software revenues for the Companys' Intercim division increased $381,000 to $1,174,00 in the second quarter of 1999 as compared to $793,000 the corresponding period of 1998 and increased $447,000 to $2,439,000 in the first half of 1999 as compared to $1,992,000 the corresponding period of 1998.



Service Revenues

The Company offers a number of optional services to its customers, including such services as a telephone support program, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased to $4,934,000 for the three months ended May 31, 1999, as compared with $4,532,000 for the same period of the prior year. Service revenues increased to $8,928,000 for the six months ended May 31, 1999, as compared with $8,771,000 for the same period of the prior year. The increase in revenues was mainly the result of an increase in Baan service revenues on new accounts ( an increase of $727,000 compared to the second quarter of 1998 and an increase of $1,142,000 compared to the first half of
1998) , and an increase in revenues related to rising Intercim product sales ( an increase of $411,000 compared to the second quarter of 1998 and an increase of $562,000 compared to the first half of 1998).


Hardware Revenues

Hardware revenues decreased 47.8% to $232,000 in the second quarter of fiscal 1999 compared with $444,000 for the corresponding period of 1998. Hardware revenues decreased 50.0% to $558,000 in the first half of fiscal 1999 compared with $1,116,000 for the corresponding period of 1998. This decrease was mainly due to increased sales of software on platforms for which the Company does not supply hardware. Several years ago, the Company decided to reduce, over time, its sales of commodity-priced hardware products and those which require specific expertise beyond the scope of the Company's product focus. As an alternative, the Company has developed relationships with various system integrators which sell the hardware and provide these value-added hardware services.

Management expects the trend of declining hardware sales to continue due to the increasing sales of software licenses operating on the Microsoft Windows NT platform. Hardware used with the Microsoft Windows NT platform is either generally already in place at the customer site or readily available from local suppliers who can also provide local support.


Cost of Software License Fees

The cost of software license fees as a percentage of related revenue was 29.3% for the second quarter of fiscal 1999, a decrease from 31.6% for the corresponding period of 1998. The cost of software license fees as a percentage of related revenue was 29.2% for the first half of fiscal 1999, a decrease from 32.0% for the corresponding period of 1998. Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues. The Company wrote off a substantial portion of its past investment in software development in conjunction with its restructuring in the quarter ended May 31, 1998. Software amortization decreased $ 277,000 in the second quarter of fiscal 1999 and decreased $756,000 in the first half of 1999 as compared to the same periods of 1998 mainly as a result of the amounts written off of previously capitalized development costs in the restructuring. The cost of software license fees is also dependent on the level of third party costs associated with certain software revenues and includes such items as purchased licenses and other components.


Cost of Services

The cost of services as a percentage of related revenue increased to 85.1% for the three months ended May 31, 1999, as compared with 74.5% for the same quarter in the previous year. The cost of services as a percentage of related revenue increased to 89.7% for the six months ended May 31, 1999, as compared with 75.2% for the same period in the previous year. The increase was mainly due to additional compensation for current personnel, lower levels of productivity for new personnel, higher costs of outside-sourced labor, and additional warranty work associated with new versions of the Company's software. The Company has also organized a group dedicated to the implementation of the Baan software, which activity has raised the level of training costs and other initial non-billable matters. In addition, the Company has been implementing a new call management system for the hot line telephone support area which has also temporarily raised costs. The Company has raised the billing rates for its services in line with industry practice, but the effects will not be fully realized until the third quarter of the 1999 fiscal year.

Cost of Hardware

The cost of hardware as a percentage of related revenue decreased to 77.6% in the second quarter of fiscal 1999 from 79.5% in the second quarter of fiscal 1998. The cost of hardware as a percentage of related revenue increased to 82.6% in the first half of fiscal 1999 from 78.8% in the first half of fiscal 1998. The cost of hardware as a percentage of related revenue varies with the size of the system, the margin mix of items comprising the system being sold, and the competitive pressure of the customer sale.


Selling and Marketing Expenses

Selling and marketing expenses decreased $421,000, or 12.4%, from $3,401,000 in the second quarter of fiscal 1998 to $2,980,000 in the second quarter of fiscal 1999. Selling and marketing expenses decreased $1,225,000, or 17.4%, from $7,026,000 in the first half of fiscal 1998, to $5,801,000 in the first half of fiscal 1999. This decrease in selling and marketing expense was mainly due to reduced levels of personnel through attrition, and reduced levels of expense resulting from the Company's restructuring. As a percentage of total revenues, selling and marketing expense was 34.6% in the second quarter of fiscal 1999 compared to 36.4% in the corresponding period of 1998. As a percentage of total revenues, selling and marketing expense was 36.0% in the first half of fiscal 1999 compared to 35.9% in the corresponding period of 1998.


General and Administrative Expenses

General and administrative expense increased $198,000, or 19.4%, from $1,019,000 in the second quarter of fiscal 1998 to $1,217,000 in the second quarter of fiscal 1999. The increase in general and administrative expense was mainly related to higher levels of expense supporting the Company's efforts to secure alternative sources of capital and an increase in the reserve for doubtful accounts. General and administrative expense decreased $212,000, or 9.6%, from $2,213,000 in the first half of fiscal 1998 to $2,001,000 in the first half of fiscal 1999. The decrease in general and administrative expenses was mainly due to reduced expense levels as a result of the Company's restructuring and attrition. As a percentage of net revenues, general and administrative expense was 14.1% and 10.9% in the second quarter and 12.4% and 11.3% in the first half of fiscal 1999 and 1998, respectively. The increases were due to decreased levels of revenues.

Product Development Expense

Product development expense increased 22.5% from $684,000 in the second quarter of fiscal 1998 to $838,000 in the second quarter of fiscal 1999. Product development expense increased 13.0% from $1,521,000 in the first half of fiscal 1998 to $1,719,000 in the first half of fiscal 1999. This increase primarily related to a decrease in the amount of software capitalized. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard
(SFAS) No. 86. The Company capitalized $789,000 of product development costs in the second quarter of fiscal 1999 compared to $979,000 in the second quarter of fiscal 1998. The Company capitalized $1,608,000 of product development costs in the first half of fiscal 1999 compared to $1,987,000 in the first half of fiscal 1998. As a percentage of software license fees, the total amount invested in software development was 47.0% and 39.3% in the second quarter of fiscal 1999 and fiscal 1998, respectively, and was 49.5% and 36.4% in the first half of fiscal 1999 and 1998, respectively. These increases as a percentage of software license fees were mainly due to a reduced level of software revenues.


Restructuring Charges


In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $6,836,000 related to entering into a new distributor arrangement for the Baan manufacturing software, and a reduction of costs focused on improving the Company's financial performance. The full amount of the restructuring charge has been paid or expensed as of May 31, 1999.



Other Income\Expense-Net

Other income\expense-net was $173,000 of expense for the second quarter of fiscal 1998 compared to $178,000 of expense for the second quarter of fiscal 1999. Other income\expense-net was $316,000 of expense for the first half of fiscal 1998 compared to $344,000 of expense for the first half of fiscal 1999. The increase in the level of expense was mainly the result of an increase in interest expense as a result of increased borrowings under the Company's borrowing facilities.


Income Tax

A tax expense of $9,000 (for state and local taxes) and no income tax benefit was recorded for the second quarter of fiscal 1999 compared to no tax expense for the second quarter of fiscal 1998. The tax expense for the first half of 1999 netted to $0 (for state and local taxes) and no income tax benefit was recorded for the first half of fiscal 1999 compared to $33,000 of tax expense for the first half of fiscal 1998. For some time, the Company, for book purposes, has been in a tax loss carryforward position. Generally accepted accounting principles prohibit the Company from recording a tax benefit under these circumstances.



Liquidity and Capital Resources

At May 31, 1999, the Company had cash and marketable securities aggregating $1,000. During the first half of fiscal 1999, the Company's operating activities provided $2,682,000 of cash compared to providing $1,193,000 of cash for the same period of the prior year. This increase in the cash provided was mainly attributable to the Company's improved collection of accounts receivable and a reduction of operating losses due to the restructuring in the second quarter of 1998.

Investing activities used cash of $1,887,000 in the first half of fiscal 1999 compared to $2,300,000 of cash in the first half of fiscal 1998. The principal use of the cash in the first half of fiscal 1999 was $1,608,000 for capitalized product development. The principal uses of cash in the first half of fiscal 1998 included $2,063,000 for capitalized product development.

Financing activities used $815,000 of cash in the first half of fiscal 1999 compared with providing $1,324,000 in the first half of fiscal 1998. The cash used in fiscal 1999 mainly reflected payments on the Company's borrowing facilities. As of May 31, 1999, the Company had $ 590,000 of availability under its $7,000,000 line of credit, which is based on the level of eligible accounts receivable.

The Company's credit agreement with Foothill Capital Corporation contains certain restrictive covenants relating to income (EBITDA), tangible net worth, and level of capital expenditures. On May 25, 1999 the Company obtained an amendment from the lender raising the maximum revolving available amount to $7,000,000 subject to collateral availability and, also, granted an "Additional Availability Amount" of $750,000 in addition to the standard amount available under the existing collateral calculation. On July 14, 1999, the Company also obtained a waiver from the lender as a result of its failure to meet the tangible net worth and EBITDA covenants. In order to meet financial covenants in the future and to meet short term operational needs, the Company will need positive operational results in the short term. In the event that the Company's performance does not improve in the short term, the Company will need to secure additional waivers and/or alternative sources of financing or capital which could include the sale of assets, restructuring of the business, or other business transactions beneficial to the capital structure. The Company is continuing its review of alternative sources of financing and other strategic alternatives to deal with its current financial status. Although management believes that waivers and/or additional financing can be obtained, if needed, no assurance can be given that waivers or such additional financing will be available to the Company on acceptable terms. In the event that the

Company is unable to secure necessary waivers or additional financing, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund continuing operations at current levels.

The Company currently has past due amounts with certain vendors. The Company has secured extended payment arrangements with some of these vendors and is in the process of securing similar arrangements with other vendors. There can be no assurance that the Company will be successful in extending these amounts owed to other vendors or that funds will be available to pay obligations as they arise. The Company is dependent on success in its selling efforts to build additional collateral that would allow for increased borrowing to meet these obligations. A lack of success in this endeavor could substantially impact the Company's ability to operate.

As a result of its current financial situation, the Company, in accordance with generally accepted accounting principles, has reclassified all of its outstanding debt under its credit facility as short-term debt. All debt pertaining to the credit facility having cross-default provisions has been so reclassified regardless of whether or not covenant violations have occurred or are anticipated. The Company's report from its independent accountants for the year ended November 30, 1998, contains a going concern explanatory paragraph, pursuant to which the auditors expressed substantial doubt as to the Company's ability to continue as a going concern.


Market Risk

Due to the variable rate paid on the revolver portion of its credit facility, the Company is exposed to market risk from changes in interest rates. Generally, if the base rate on the revolver averaged 2% more in fiscal 1999 than in fiscal 1998, the Company's interest expense would increase by $45,000. This amount is determined by considering the impact of the hypothetical interest rate on the Company's borrowing cost, but does not consider the effects of the reduced level of economic activity that could exist in such an environment. The Company has not historically used financial instruments to hedge interest rate exposure and does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.


Year 2000 Compliance

The Company faces "Year 2000" compliance issues similar to other companies in the manufacturing software industry. The problem relates to software systems and programs that use only two digits, rather than four digits, to represent a year. This does not allow processing of dates beyond the year 1999 and may result in incorrect calculations, reports or other information. Additionally, this may cause system failures from processors that are embedded in a multitude of devices.

To address the Year 2000 problem, the Company established a corporate readiness program which began in fiscal 1994 with a detailed analysis of the Company's software products sold to its customers. The Company had originally started addressing the changes to the program code of its software products for Year 2000 issues in 1985. The Company later, in 1998, added the analysis of internal systems and third party suppliers of both software and any other goods that may have Year 2000 problems. The Company has completed its detailed assessment plan and will submit it to the Board of Directors at the next session.

State of Readiness

Company's Products

The Company's current products have been designed and tested for Year 2000 compliance. However, due to the complexity of software products, there can be no absolute assurance that the Company's software products contain all the necessary date code changes. The Company's versions of the software prior to version 5.1.2 in 1994 are known to contain code that is not Year 2000 compliant. In 1996, the Company notified customers of prior versions of this non-compliance and customers were offered upgrades and implementation assistance to migrate to a Year 2000 compliant version. The Company's agreements with the customers since 1992 do not expressly obligate the Company to furnish an updated version of the software that is Year 2000 compliant. The Company's analysis of contracts prior to 1992 indicate an immaterial level of Company obligation to furnish updated software.


Internal Systems

The Company is in the process of assessing the Year 2000 readiness of its internal computer information system and non-computer systems , such as telecommunications equipment, network equipment, etc., to determine whether such systems are Year 2000 compliant. A list of all mission critical items has been identified, and the Company expects to complete deployment of Year 2000 corrections on or around September of 1999.

Third Party Reseller and Key Suppliers

The Company has completed a comprehensive list of its resellers and key suppliers. With respect to certain of its most significant resellers and suppliers, the Company has already made inquiries to assess their readiness and has obtained published information indicating that they are in compliance. The Company expects to totally complete its assessment of all its resellers and key suppliers on or about September, 1999.

Costs

The Company estimates the historical costs to remediate the Year 2000 issues have totaled $977,000 and future costs to remediate will be approximately $250,000. The Company expects to fund the future costs of remediation from operations.




Risk

Failure to correct critical Year 2000 issues could cause a serious interruption in business operations of the Company's customers and/or internal systems. Such interruptions could have a material impact on the Company's results of operations, liquidity, and financial condition. The Company is taking actions to minimize these risks, but no assurance can be given that all potential issues can be eliminated. Additionally, the effects of potential litigation can not be estimated and could also have a material effect on the results of operations. Finally, factors outside the Company's control could also cause disruption of business activities which could materially affect the results of operations.

Contingency Plans

The Company is in the process of evaluating contingency plans to handle the controllable risks regarding Year 2000 compliance. Certain of the risks such as lengthy power outages or communication failures may not be circumvented. A detailed plan of controllable risks is expected to be available in September, 1999.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT. STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT OF A HISTORICAL NATURE ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DESCRIBED IN THE SECTION CAPTIONED "BUSINESS RISK FACTORS" IN ITEM 1 OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998, WHICH INCLUDE, BUT ARE NOT LIMITED TO, "FINANCIAL RESULTS FOR THE LAST THREE YEARS," "FINANCIAL

COVENANTS AND LIMITATIONS; LIQUIDITY," "SUCCESS OF RECENT RESTRUCTURING," "DEPENDENCE ON PRINCIPAL PRODUCTS," "BAAN RELATIONSHIP; DEPENDENCE ON THIRD PARTY SOFTWARE," "DEPENDENCE ON KEY EMPLOYEES" AND "CONTROL BY MANAGEMENT."



Item  3.  Quantitative and  Qualitative Disclosure About Market Risk

       Reference is made to the information in Item 2 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk," which information is incorporated herein by reference.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds


Pursuant to the terms of the Company's Series B 8% Convertible Redeemable Preferred Stock (the "Series B"), the Company was obligated to pay cumulative preferential dividends to the holders of the Series B on January 2, 1999, April 1, 1999 and July 1, 1999.

With respect to each of the above-referenced dividend payment dates, the Board of Directors of the Company, in accordance with the terms of the Series B, having reviewed the cash situation of the Company, determined that the Company would pay the dividends in shares of Series B. Thus, on (i) January 2, 1999, in accordance with and pursuant to the terms of the Series B, 34.74 shares of the Series B were issued in payment of the dividends due the holders of the Series B, (ii) on April 1, 1999, in accordance with and pursuant to the terms of the Series B, 55.63 shares of the Series B were issued in payment of the dividends due the holders of the Series B and (iii) on July 1, 1999 in accordance with and pursuant to the terms of the Series B, 61.23 shares were issued in payment of the dividends due the holders of the Series B. Such shares of Series B were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders


At the Company's annual meeting of shareholders held on May 4, 1999, Scott J. Mermel and Robert E. Weisenberg were elected as directors of the Company for terms expiring at the annual meeting in 2002. The following table sets forth certain information with respect to the election of Messrs. Mermel and Weisenberg as directors at the annual meeting:


      Name of Nominee        Shares Voted For       Shares Withholding Authority
      ---------------        ----------------       ----------------------------
      Scott J. Mermel            3,183,454                     74,142
   Robert E. Weisenberg          3,181,540                     76,056

The following table sets forth the other directors of the Company whose terms continued after the 1999 annual meeting:


                  Name of Nominee                            Term Expires
                  ---------------                            ------------
                 Thomas M. Dykstra                               2000
                 Elliot Wassarman                                2000
                  Helmut M. Adam                                 2001
                 Michael D. Dunham                               2001

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits
         Exhibit Number

              4.1 Waiver to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated April 13, 1999.

              4.2 Fourth Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated May 25, 1999

              4.3 Waiver to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated July 14, 1999

              10.1 Employment,  Confidentiality,  Non-competition, and Severance
              Agreement  by  and  between   Michael  D.  Dunham  and   Effective
              Management Systems, Inc. effective March 19, 1999

              10.2 Employment,  Confidentiality,  Non-competition, and Severance
              Agreement  by  and  between   Thomas  M.  Dykstra  and   Effective
              Management Systems, Inc. effective March 19, 1999

              10.3 Employment,  Confidentiality,  Non-competition, and Severance
              Agreement  by  and  between   Richard  W.  Grelck  and   Effective
              Management Systems, Inc. effective March 19, 1999

              10.4 Letter Agreement relating to employment of Jeffrey J. Fossum, dated May 4, 1999

              27  Financial Data Schedule [EDGAR version only]

(b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        EFFECTIVE MANAGEMENT SYSTEMS, INC.




July 14, 1999           By:     /s/ MICHAEL D. DUNHAM
                                Michael D. Dunham
                                President (principal executive officer)



                        By:     /s/JEFFREY J. FOSSUM
                                Jeffrey J. Fossum
                                Chief Financial Officer and Assistant Treasurer (principal financial and accounting officer)

                                 EXHIBIT INDEX

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.


Exhibit Number    Exhibits
--------------    -------

4.1 Waiver to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated April 13, 1999.

4.2 Fourth Amendment to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated May 25, 1999

4.3 Waiver to Loan Agreement between Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated July 14, 1999

10.1 Employment, Confidentiality, Non-competition, and Severance Agreement by and between Michael D. Dunham and Effective Management Systems, Inc. effective March 19, 1999

10.2 Employment, Confidentiality, Non-competition, and Severance Agreement by and between Thomas M. Dykstra and Effective Management Systems, Inc. effective March 19, 1999

10.3 Employment, Confidentiality, Non-competition, and Severance Agreement by and between Richard W. Grelck and Effective Management Systems, Inc. effective March 19, 1999

10.4 Letter Agreement relating to employment of Jeffrey J. Fossum, dated May 4, 1999

27                Financial Data Schedule [EDGAR version only]