Form 10-Q
period 1999-08-31
EFFECTIVE MANAGEMENT SYSTEMS INC
filed 1999-10-15
CIK 853372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO
     ____________


Commission file number 0-23438


                       Effective Management Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Wisconsin                             39-1292200
      --------------------------------               ------------------
       (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)               Identification No.)

      12000 West Park Place, Milwaukee, WI                 53224
    ---------------------------------------             ----------
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


            Class                        Outstanding as of August 31, 1999
-----------------------------------      ---------------------------------
   Common Stock, $.01 par value                     4,130,986

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                                    Form 10-Q
                                 August 31, 1999


                                      INDEX


PART 1 - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1    Financial Statements

          Consolidated Balance Sheets at
          August 31, 1999 and November 30, 1998                             1

          Consolidated Statements of Operations - Three and
          Nine Months Ended August 31, 1999 and August 31, 1998             3

          Consolidated Statements of Cash Flows -Nine                       4
          Months Ended August 31, 1999 and August 31, 1998

          Notes to Consolidated Financial Statements                        5


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3    Quantitative and Qualitative Disclosures About Market Risk       16


PART II - OTHER INFORMATION
---------------------------

Item 2    Changes in Securities and Use of Proceeds                        17

Item 6    Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                 21

PART I - Financial Information
Item 1.  Financial Statements

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)
--------------------------------------------------------------------------------------

ASSETS                                                                         31-Aug              30-Nov
                                                                                 1999                1998
==========================================================================================================

CURRENT ASSETS
   Cash                                                                            $3                 $21
   Accounts Receivable:
     Trade, less allowance for
        doubtful accounts                                                       6,530              12,871
     Related Parties                                                              511                 426

   Inventories                                                                    265                 275
   Prepaid Expenses and Other Current Assets                                      194                 225
                                                                   ---------------------------------------

            TOTAL CURRENT ASSETS                                                7,503              13,818

LONG TERM ASSETS
Computer Software, net                                                          5,230               4,373
Investments in and Advances to
  Unconsolidated Joint Ventures                                                   291                 291
Equipment and Leasehold Improvements, net                                       2,507               3,202
Intangible Assets, net                                                          1,964               2,129
Other Assets                                                                      182                 347
                                                                   ---------------------------------------

            TOTAL LONG TERM ASSETS                                             10,174              10,342

                                                                   ---------------------------------------

TOTAL ASSETS                                                                  $17,677             $24,160

==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                           31-Aug              30-Nov
                                                                                 1999                1998
==========================================================================================================

CURRENT LIABILITIES
   Accounts Payable                                                            $4,067              $3,662
   Accrued Liabilities                                                          2,011               2,937
   Deferred Revenues                                                            6,431               6,522
   Customer Deposits                                                               13                 113
   Current portion of
     Long-term Obligations                                                      6,335               6,194
                                                                   ---------------------------------------

            TOTAL CURRENT LIABILITIES                                          18,857              19,428

LONG TERM LIABILITIES
   Deferred Revenue and Other
   Long-term Liabilities                                                          785                 858
   Long-term Obligations                                                          248                 242

                                                                   ---------------------------------------
            TOTAL LONG TERM LIABILITIES                                         1,033               1,100

   Commitments and Contingencies

STOCKHOLDERS'  EQUITY
   Preferred Stock, $.01 par value;  authorized  3,000,000 shares of which 5,000 shares are designated as Series B 8% Convertible
   Redeemable  Preferred Stock ("Series B"); 1,936.63  shares of
   Series  B are  issued  and  outstanding (liquidation preference
   of $1000 per share)                                                          1,361                1411
   Common Stock,  $.01 par value; authorized 20,000,000
   shares; issued 4,130,986 and 4,106,377 shares;
   Outstanding 4,118,361 and 4,093,752 shares                                      42                  41
   Common Stock Warrants                                                          144                 144
   Additional  Paid- in Capital                                                11,502              11,426
   Retained Earnings (Deficit)                                                (15,202)             (9,330)
   Cost of Common Stock in Treasury(12,625 shares)                                (60)                (60)
                                                                   ---------------------------------------

            TOTAL STOCKHOLDERS' EQUITY                                         (2,213)              3,632

                                                                   ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,677             $24,160

==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data) (unaudited)
-----------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      31-Aug        31-Aug            31-Aug          31-Aug
                                                                        1999          1998              1999            1998
============================================================================================================================
NET REVENUES:
  Software license fees                                               $3,036        $3,866            $9,646         $13,573
  Services                                                             4,860         3,977            13,788          12,748
  Hardware                                                               152           339               710           1,455
                                                                  ----------    ----------        ----------      ----------
        Total net revenues                                             8,048         8,182            24,144          27,776

COST OF PRODUCTS AND SERVICES
  Software license fees                                                  874         1,059             2,803           4,163
  Services                                                             3,805         3,581            11,816          10,175
  Hardware                                                               133           232               594           1,112
                                                                  ----------    ----------        ----------      ----------
        Total cost of products and services                            4,812         4,872            15,213          15,450

Selling and marketing expenses                                         2,380         3,017             8,181          10,043
General and administrative expenses                                    1,541           624             3,542           2,837
Product development expenses                                             812           597             2,531           2,118
Restructuring and other charges                                            0             0                 0           6,836
                                                                  ----------    ----------        ----------      ----------
        Total costs and operating expenses                             9,545         9,110            29,467          37,284

                                                                  ----------    ----------        ----------      ----------
LOSS  FROM OPERATIONS                                                 (1,497)         (928)           (5,323)         (9,508)

Other (Income)/Expense
  Equity in (earnings)/loss of unconsolidated joint ventures               0             0                 0             (1)
  Interest (income)                                                       (1)          (19)               (9)            (39)
  Interest expense                                                       188           184               540             521
                                                                  ----------    ----------        ----------      ----------
                                                                         187           165               531             481
                                                                  ----------    ----------        ----------      ----------
LOSS BEFORE INCOME TAXES                                              (1,684)       (1,093)           (5,854)         (9,989)
Income tax (benefit) expense                                              18             0                18              33

                                                                  ----------    ----------        ----------      ----------
   NET LOSS                                                          ($1,702)      ($1,093)          ($5,872)       ($10,022)
                                                                  ==========    ==========        ==========      ==========
Loss per share - basic                                                ($0.41)        ($.27)           ($1.42)         ($2.45)

Loss per share - diluted                                              ($0.41)        ($.27)           ($1.42)         ($2.45)
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                       3

EFFECTIVE MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
------------------------------------------------------------------------------
                                                                                              NINE MONTHS ENDED
                                                                                        31-August          31-August
                                                                                           1999               1998
====================================================================================================================

OPERATING ACTIVITIES
    Net Loss                                                                             ($5,872)          ($10,022)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                                        1,034              1,044
      Amortization of capitalized computer software development costs                      1,458              2,277
      Equity in earnings of joint ventures                                                     0                  0
      Goodwill Amortization                                                                  165                176
      Restructuring and Other Charges                                                          0               6836
      Changes in operating assets and liabilities:
                 Accounts Receivable                                                       6,388              3,054
                 Inventories and other current assets                                        (91)               (25)
                 Accounts payable and other liabilities                                     (784)            (1,684)
                                                                                    --------------------------------
    Total adjustments                                                                      8,171             11,678
                                                                                    --------------------------------
    Net cash provided by operating activities                                              2,298              1,656

INVESTING ACTIVITIES
      Additions to equipment and leasehold improvements                                     (339)              (439)
      Software development costs capitalized                                              (2,316)            (2,800)
      Other                                                                                  166                527
                                                                                    --------------------------------
    Net cash used in investing activities                                                 (2,489)            (2,712)

FINANCING ACTIVITIES
      Proceeds on long-term debt and other notes payable                                     147                 61
      Additional paid-in capital                                                              76                 90
      Preferred stock dividend                                                               (50)                 0
      Proceeds from sale of stock                                                              0                899
                                                                                    --------------------------------
    Net cash provided (used) by financing activities                                         173              1,050
                                                                                    --------------------------------
    Net increase (decrease) in cash                                                         ($18)               $(6)
Cash-beginning of period                                                                     $21                $14
                                                                                    ================================
Cash-end of period                                                                            $3                 $8
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       EFFECTIVE MANAGEMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1999
                           (Unaudited) (In Thousands)

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

     In the opinion of management, the information furnished for the three and nine month periods ended August 31, 1999 and August 31, 1998 includes all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three months ended August 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending November 30, 1999. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 - Additional Financial Disclosure

Equipment and leasehold improvements consisted of the following:

                                               31-August-1999       30-Nov-1998
                                               --------------       -----------
Gross                                               $10,252            $9,913
Less:  Accumulated Depreciation                     ( 7,745)           (6,711)
                                                  ---------          ---------
Net                                                 $ 2,507            $3,202

Allowance for doubtful accounts
  consisted of the following:
                                               31-August-1999       30-Nov-1998
                                               --------------       -----------
Balance                                             $   519            $  506

Provision for doubtful accounts
  consisted of the following:
                                               31-August-1999       30-Nov-1998
                                               --------------       -----------
                                                    $    40            $   17

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

The following table sets forth the computation of basic and diluted earnings per share.

                                                           Three Months Ended
                                                                August 31,
                                                            1999          1998
                                                            ----          ----
Denominator
Denominator for basic earnings per share -
   weighted average common shares                          4,131         4,098
Effect of dilutive securities - stock options
   and warrants                                                0             0
Effect of dilutive securities - preferred stock                0             0
                                                       -----------------------
Denominator for diluted earnings per share -
adjusted weighted average common shares                    4,131         4,098
                                                       =======================

                                                            Nine Months Ended
                                                                August 31,
                                                            1999          1998
                                                            ----          ----
Denominator
Denominator for basic earnings per share -
    weighted average common shares                         4,121         4,084
Effect of dilutive securities - stock options
    and warrants                                               0             0
Effect of dilutive securities - preferred stock                0             0
                                                       -----------------------
Denominator for diluted earnings per share -
adjusted weighted average common shares                    4,121         4,084
                                                       =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 1, 1999, the Company entered into a definitive agreement and plan of merger with IFS Americas, Inc. and IFS Acquisition, Inc. (collectively, "IFS"). Pursuant to the agreement, IFS commenced a cash tender offer (the "Tender Offer") for all of the shares of common stock, $.01 par value, of the Company at a per share price of $4.50. The Tender Offer will expire on October 15, 1999, subject to extension. Assuming that the Tender Offer is successfully completed, shares of common stock not tendered are expected to be "cashed out" in a second-step merger (the "Merger") at $4.50 per share.

The Company had total revenues in the third quarter of $8,048,000 which was a decrease of 2% from the $8,182,000 recognized in the third quarter of 1998. The net loss for the quarter was $1,702,000 as compared with the net loss of $1,093,000 for the third quarter of 1998. Neither period reflects any tax benefit relating to the losses because the Company is in a loss carryforward position for financial reporting purposes.

The Company's financial difficulties continue to be primarily in the division selling the Baan ERP product, where losses on the operating level (before interest expense but after overhead allocations) for the quarter were approximately $1,128,000. The Company's TCM product line realized a profit of approximately $255,000 and the Company's Intercim division incurred a loss of approximately $230,000 in the third quarter of 1999.

For the nine months ended August 31, 1999, the Company had total revenues of $24,144,000 which represents a 13.1% decrease from the $27,776,000 in revenues for the same period in 1998. The net loss for the recent nine month period was $5,872,000 compared to a net loss of $10,022,000 for the same period in 1998. However, the 1998 figure included a restructuring charge of $6,836,000. Without the restructuring charge the loss would have been $3,186,000.

As a result of the Company's recent financial performance, its ability to continue to fund current operations is subject to significant doubt. Without an infusion of new capital and improved financial performance, the Company will continue to require covenant relief from its primary lender for covenant violations. As a result of its financial situation, all of the Company's debt has been classified as short-term and its fiscal 1998 audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the auditors expressed substantial doubt as to the Company's ability to continue as a going concern.

Results of Operations


Net Revenues

Net revenues for the quarter ended August 31, 1999, were $8,048,000 which was a decrease of 2% from the $8,182,000 for the same quarter in the previous year. For the nine months ended August 31, 1999, net revenues were $24,144,000 compared to $27,776,000 for the same period in 1998. This represents a decrease of 13.1% on a year-to-date basis. The primary reason for the decrease on a year-to-date basis is the decline in sales of new licenses caused by the Company's switch in focus from selling its own ERP product to selling the Baan ERP product.

The mix of revenues comparing software, services, and hardware revenues as a percentage of net revenues was 37.7%, 60.4%, and 1.9%, respectively, in the third quarter of fiscal 1999, as compared with 47.3%, 48.6%, and 4.1%, respectively, in the third quarter of fiscal 1998. The mix of revenues comparing software, services and hardware revenues as a percentage of net revenues was 40.0%, 57.1%, and 2.9%, respectively, in the nine months ended August 31, 1999, as compared with 48.9%, 45.9%, and 5.2%, respectively, in the nine months ended August 31, 1998.

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


Software License Fees

Software license fees are customer charges for the right to use the Company's software products. Software license fees decreased 21.5%, from $3,866,000 in the third quarter of 1998 to $3,036,000 in the quarter ended August 31, 1999. On a year-to-date basis, license fee revenues for the nine months ended August 31, 1999, was $9,646,000 which is a decline of 28.9% from the $13,573,000 in fee revenues for the same nine month period in 1998.

The decrease is primarily attributable to the sharp drop in new purchases of ERP systems in 1999, as companies focused on resolving problems related to the Year 2000 date conversion.

Service Revenues

The Company offers a number of optional services to its customers, including such services as telephone support, systems integration, custom software development, implementation consulting, and formal classroom and on-site training. Service revenues increased 22.4% in the third quarter to $4,860,000 compared to $3,977,000 in the same period of the prior year. For the nine month period ended August 31, 1999 service revenues were $13,788,000, an increase of 8.2% over the $12,748,000 in service revenues for the nine months ended August 31, 1998. The increase is primarily due to the higher daily rate the Company has begun charging its customers for its services.


Hardware Revenues

Hardware revenue decreased 55.2% for the third quarter, from $339,000 in the third quarter of 1998 to $152,000 in the third quarter of 1999. For the nine months ended August 31, 1999, sales of hardware totaled $710,000 which was a drop of 51.3% from the $1,455,000 sold for the first nine months of 1998. The drop in hardware sales was mainly the result of having sold fewer new systems in 1999 due to issues related to the Year 2000 date conversion. The Company expects that sales of hardware will remain at lower levels going forward because the Company is less interested in selling these items due to the lower profit margins involved and due to the trend of increasing sales of software licenses operating on platforms for which the Company does not supply hardware.


Cost of Software License Fees

The cost of software license fees as a percentage of related revenue was 28.8% for the third quarter, compared to 27.4% for the third quarter of last year. For the nine month period ended August 31, 1999, the cost was 29.1% of revenue compared to 30.7% for the same nine months in 1998.

Cost of software license fees is composed of both amortization of past investment in software development and the third party costs associated with the software revenues. Software amortization is related to past investment in software development and does not vary consistently with variations in software revenues.


Cost of Services

The cost of services as a percentage of related revenue for the third quarter decreased to 78.3%, compared to 90.0% for the same period of 1998. For the nine month period ended August 31, 1999, the cost of services was 85.7% of related revenue compared to 79.8% for the same period in 1998. The reason for the decrease in the cost percentage experienced in the third quarter is the increased daily rates the Company is now charging its customers for services.

For the nine months ended August 31, 1999, the cost of sales on services is higher in 1999 due to the inclusion of more ERP implementation services, which are done by third parties and thus yield lower margins.


Cost of Hardware

For the third quarter of 1999 the cost of hardware as a percentage of related revenue increased to 87.5%, compared to a cost of 68.4% for the third quarter of 1998. On a year to date basis, the cost of hardware as a percentage of related revenue increased to 83.7% for the nine months ended August 31, 1999, compared to 76.4% for the nine months ended August 31, 1998. The cost of hardware as a percentage of related revenue varies with the size of the system, the margin mix of items comprising the system being sold, and the competitive pressure of the customer sale. In general the higher costs reflected in 1999 are a product of the competitive environment.


Selling and Marketing Expenses

Selling and marketing expense decreased to $2,380,000 in the third quarter, an improvement of 21.1% over the $3,017,000 of expense incurred for the same quarter in 1998. For the nine months ended August 31, 1999, sales and marketing expense totaled $8,181,000, compared to $10,043,000 at this point last year. This reduction of 18.5% resulted from the restructuring that was completed in 1998, coupled with higher than normal attrition the Company has experienced this year. In addition, the Company's lower sales this year have also resulted in lower commission expenses.


General and Administrative Expense

General and administrative expense was $1,541,000 for the third quarter, compared to $624,000 for the same period in 1998. The increase resulted partially from lower allocations of general and administrative expense to other areas of the business due to lower headcounts, but also from accruals made for potential sales tax liabilities of $200,000 and accruals for possible additional legal and accounting expenses of $240,000.

On a year to date basis, general and administrative expenses are $3,542,000 compared to $2,837,000 for the same period of 1998. The primary reason for the increase is the accruals mentioned above of $440,000 along with lower allocations to other functional areas, which amounted to approximately $200,000.


Product Development Expense

Product development expense for the third quarter was $812,000 or 10.1% of sales. This is 36% higher than the $597,000 expensed for the same quarter in 1998. For the nine month period ended August 31, 1999, this expense is $2,531,000 which is a 19% increase from the $2,118,000 expensed for the same nine month period in 1998. This increase is primarily related to a decrease in the amount of software capitalized. The Company capitalizes costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company has capitalized $2,316,000 of product development cost in the first nine months of 1999 compared to $2,800,000 for the same period in 1998.


Other Income/Expense - Net

Other income/expense consists primarily of interest expense on the Company's line of credit. The net amount was $187,000 for the third quarter, which compares to $165,000 for the same quarter last year. For the nine months just ended the net amount is $531,000 compared to $559,000 for the same period of 1998. The expense varies with the amount of funds borrowed on the Company's revolving line of credit, such that as borrowings increase the interest expense increases.


Income Tax

A tax expense of $18,000 was recorded in the third quarter of 1999, which consisted of some state and local minimum taxes due when the Company filed its extended returns in August. There was no tax recorded in the third quarter of 1998 because these amounts were paid earlier. Because of this, on a year to date basis the $18,000 for the current year compares to $33,000 expenses for the first nine months of 1998.

For several years the Company has been in a tax loss carryforward position. Generally accepted accounting principles prohibit the Company from recording a tax benefit under these circumstances.


Liquidity and Capital Resources

At August 31, 1999, the Company had cash and marketable securities aggregating $3,000. During the first nine months of fiscal 1999, the Company's operating activities provided $2,298,000 of cash compared to providing $1,656,000 of cash for the same period of the prior year. This increase in the cash provided was mainly attributable to the Company's improved collection of accounts receivable.

Investing activities used cash of $2,489,000 in the first nine months of fiscal 1999 compared to $2,712,000 of cash used in the first nine months of fiscal 1998. The principal use of the cash fiscal 1999 was $2,316,000 for capitalized product development. The principal uses of cash in fiscal 1998 included $2,800,000 for capitalized product development.

Financing activities provided $173,000 of cash in the first nine months of fiscal 1999 compared with providing $1,050,000 for the same period of fiscal 1998. The cash provided in fiscal 1999 came mainly from the Company's borrowing facilities. The cash provided in 1998 came mainly as proceeds from the sale of stock. As of August 31, 1999, the Company had no availability under its $7,000,000 line of credit, which is based on the level of eligible accounts receivable.

The Company's credit agreement with Foothill Capital Corporation contains certain restrictive covenants relating to income (EBITDA), tangible net worth, and level of capital expenditures. On May 25, 1999, Foothill amended the credit agreement raising the maximum revolving available amount to $7,000,000 subject to collateral availability and, also, granted an "Additional Availability Amount" of $750,000 in addition to the standard amount available under the existing collateral calculation. On September 16, 1999, the Company obtained an extension of this agreement until October 15, 1999. In addition, in August 1999, the Company and Foothill entered into a consent agreement whereby Foothill consented to the IFS transaction. Pursuant to the merger agreement, IFS agreed to put in place a line of credit, subordinate to Foothill, to provide the Company with up to $2,000,000 of additional financing. As of August 31, 1999, the Company had borrowed $350,000 on this new line.

Because of its continued losses, the Company continues to be in violation of certain tangible net worth and EBITDA covenants in its loan agreement with Foothill. Foothill has waived these covenant violations in the quarter ended August 31, 1999, and in prior quarters, but in the event that the acquisition by IFS is not completed, no assurance can be given that future waivers or additional financing will be available to the Company.

In the event that the Company is unable to secure necessary waivers or additional financing, it would likely have a material adverse effect on the Company's liquidity, including its ability to fund continuing operations at current levels.

The Company currently has past due amounts with many of its vendors. The Company has secured extended payment arrangements with some of these vendors and is in the process of securing similar arrangements with other vendors. There can be no assurance that the Company will be successful in extending these amounts owed to other vendors or that funds will be available to pay obligations as they arise. The Company is dependent on success in its efforts to complete the IFS
transaction,   which  would  allow  for   increased   borrowing  to  meet  these
obligations.

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

To address the Year 2000 problem, the Company established a corporate readiness program which began in fiscal 1994 with a detailed analysis of the Company's software products sold to its customers. The Company had originally started addressing the changes to the program code of its software products for Year 2000 issues in 1985. The Company later, in 1998, added the analysis of internal systems and third party suppliers of both software and any other goods that may have Year 2000 problems. The Company has completed its detailed assessment plan which has now been approved by the Board of Directors.


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

Internal Systems

The Company has completed an assessment of the Year 2000 readiness of its internal computer information system and non-computer systems , such as telecommunications equipment, network equipment, etc., to determine whether such systems are Year 2000 compliant. A list of all mission critical items has been identified, and the Company expects to complete deployment of Year 2000 corrections on or around November of 1999.


Third Party Reseller and Key Suppliers

The Company has completed a comprehensive list of its resellers and key suppliers. With respect to certain of its most significant resellers and suppliers, the Company has already made inquiries to assess their readiness and has obtained published information indicating that they are in compliance. The Company expects to totally complete its assessment of all its resellers and key suppliers on or about November, 1999.


Costs

The Company estimates the historical costs to remediate the Year 2000 issues have totaled over $1,000,000 and future costs to remediate will be approximately $200,000. The Company expects to fund the future costs of remediation from operations.


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


Contingency Plans

The Company is in the process of evaluating contingency plans to handle the controllable risks regarding Year 2000 compliance. Certain of the risks such as lengthy power outages or communication failures may not be circumvented. A detailed plan of controllable risks is expected to be available in the near future.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT. STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT OF A HISTORICAL NATURE ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPLETION OF THE IFS TRANSACTION AND THE FACTORS DESCRIBED IN THE SECTION CAPTIONED "BUSINESS RISK FACTORS" IN ITEM 1 OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998, WHICH INCLUDE, BUT ARE NOT LIMITED TO, "FINANCIAL RESULTS FOR THE LAST THREE YEARS," "FINANCIAL COVENANTS AND LIMITATIONS; LIQUIDITY," "SUCCESS OF RECENT RESTRUCTURING," "DEPENDENCE ON PRINCIPAL PRODUCTS," "BAAN RELATIONSHIP; DEPENDENCE ON THIRD PARTY SOFTWARE," "DEPENDENCE ON KEY EMPLOYEES" AND "CONTROL BY MANAGEMENT."

Item  3.  Quantitative and  Qualitative Disclosure About Market Risk

     Reference is made to the information in Item 2 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk," which information is incorporated herein by reference.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds


Pursuant to the terms of the Company's Series B 8% Convertible Redeemable Preferred Stock (the "Series B"), the Company was obligated to pay cumulative preferential dividends to the holders of the Series B on January 2, 1999, April 1, 1999, July 1, 1999, and October 1, 1999.

With respect to each of the above-referenced dividend payment dates, the Board of Directors of the Company, in accordance with the terms of the Series B, having reviewed the cash situation of the Company, determined that the Company would pay the dividends in shares of Series B. Thus, on (i) January 2, 1999, in accordance with and pursuant to the terms of the Series B, 34.74 shares of the Series B were issued in payment of the dividends due the holders of the Series B, (ii) on April 1, 1999, in accordance with and pursuant to the terms of the Series B, 55.63 shares of the Series B were issued in payment of the dividends due the holders of the Series B (iii) on July 1, 1999 in accordance with and pursuant to the terms of the Series B, 61.23 shares were issued in payment of the dividends due the holders of the Series B and (iv) on October 1, 1999 in accordance with and pursuant to the terms of the Series B, 48.43 shares were issued in payment of the dividends due the holders of the Series B. Such shares of Series B were issued in transactions exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1       Agreement  and Plan of Merger,  dated as of September 1, 1999,  by and
          among  IFS  Americas,  Inc.,  IFS  Acquisition,   Inc.  and  Effective
          Management Systems, Inc.

4.1 Fifth Amendment to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated August 1, 1999.

4.2 Consent and Sixth Amendment to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated August 31, 1999.

4.3 Seventh Amendment to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated September 16, 1999.

4.4 Waiver to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated October 12, 1999.

4.5 Stock Option Agreement, dated as of September 1, 1999, by and between IFS Americas, Inc., IFS Acquisition, Inc. and Effective Management Systems, Inc.

10.1      Fairness  opinion of Tucker  Anthony Cleary Gull,  dated  September 1,
          1999.

10.2      Stockholder Agreement, dated as of September 1, 1999, by and among IFS
          Americas,   Inc.,  IFS  Acquisition,   Inc.  and  Michael  D.  Dunham.

10.3      Stockholder Agreement, dated as of September 1, 1999, by and among IFS
          Americas,   Inc.,  IFS  Acquisition,   Inc.  and  Thomas  M.  Dykstra.

10.4      Stockholder Agreement, dated as of September 1, 1999, by and among IFS
          Americas,  Inc.,  IFS  Acquisition,   Inc.  and  Donald  W.  Vahlsing.

10.5 Stockholder Agreement, dated as of September 1, 1999, by and among IFS Americas, Inc., IFS Acquisition, Inc. and Robert E. Weisenberg.

10.6 Mutual Nondisclosure Agreement, executed on or about May 24, 1999, by and between Effective Management Systems, Inc. and IFS Americas, Inc.

10.7 Letter of Industrial & Financial Systems, IFS AB to Effective Management Systems, Inc., dated September 1, 1999, regarding funding for the Offer and the Merger.

10.8 Letter of Michael D. Dunham to IFS, Inc., dated August 31, 1999, regarding the purchase of shares of stock of Industrial and Financial Systems, IFS AB.

10.9 Letter of Thomas M. Dykstra to IFS, Inc., dated August 31, 1999, regarding the purchase of shares of stock of Industrial and Financial Systems, IFS AB.

10.10 Non-competition Agreement by and between Effective Management Systems, Inc. and Helmut M. Adam, dated September 1, 1999.

10.11 Non-competition Agreement by and between Effective Management Systems, Inc. and Scott J. Mermel, dated September 1, 1999.

27        Financial Data Schedule [EDGAR version only].

(b) Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EFFECTIVE MANAGEMENT SYSTEMS, INC.


October 15, 1999
                                 By:/s/ Michael D. Dunham
                                        Michael D. Dunham
                                 President (principal executive officer)



                                 By:/s/ Thomas G. Hickinbotham
                                        Thomas G. Hickinbotham
                                 Chief Financial Officer and Assistant Treasurer (principal financial and accounting officer)

                                  Exhibit Index
                       Effective Management Systems, Inc.


Exhibit Number                     Exhibit
--------------                     -------

2.1 Agreement and Plan of Merger, dated as of September 1, 1999, by and among IFS Americas, Inc., IFS Acquisition, Inc. and Effective Management Systems, Inc. [Incorporated by reference to Exhibit (c)(1) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

4.1 Fifth Amendment to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated August 1, 1999.

4.2 Consent and Sixth Amendment to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated August 31, 1999.

4.3 Seventh Amendment to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated September 16, 1999.

4.4 Waiver to Loan Agreement by and among Foothill Capital Corporation and Effective Management Systems, Inc., EMS-East, Inc., and Effective Management Systems of Illinois, Inc., dated October 12, 1999.

4.5 Stock Option Agreement, dated as of September 1, 1999, by and between IFS Americas, Inc., IFS Acquisition, Inc. and Effective Management Systems, Inc. [Incorporated by reference to Exhibit (c)(2) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.1 Fairness opinion of Tucker Anthony Cleary Gull, dated September 1, 1999 [Incorporated by reference to Exhibit (a)(3) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on
          Schedule 14D-9, dated September 8, 1999].

Exhibit Number                     Exhibit
--------------                     -------

10.2 Stockholder Agreement, dated as of September 1, 1999, by and among IFS Americas, Inc., IFS Acquisition, Inc. and Michael D. Dunham [Incorporated by reference to Exhibit (c)(3) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.3 Stockholder Agreement, dated as of September 1, 1999, by and among IFS Americas, Inc., IFS Acquisition, Inc. and Thomas M. Dykstra [Incorporated by reference to Exhibit (c)(4) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.4 Stockholder Agreement, dated as of September 1, 1999, by and among IFS Americas, Inc., IFS Acquisition, Inc. and Donald W. Vahlsing [Incorporated by reference to Exhibit (c)(5) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.5 Stockholder Agreement, dated as of September 1, 1999, by and among IFS Americas, Inc., IFS Acquisition, Inc. and Robert E. Weisenberg [Incorporated by reference to Exhibit (c)(6) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.6 Mutual Nondisclosure Agreement, executed on or about May 24, 1999, by and between Effective Management Systems, Inc. and IFS Americas, Inc. [Incorporated by reference to Exhibit (c)(15) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.7 Letter of Industrial & Financial Systems, IFS AB to Effective Management Systems, Inc., dated September 1, 1999, regarding funding for the Offer and the Merger [Incorporated by reference to Exhibit
          (c)(16) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.8 Letter of Michael D. Dunham to IFS, Inc., dated August 31, 1999, regarding the purchase of shares of stock of Industrial and Financial Systems, IFS AB [Incorporated by reference to Exhibit (c)(17) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

Exhibit Number                     Exhibit
--------------                     -------

10.9 Letter of Thomas M. Dykstra to IFS, Inc., dated August 31, 1999, regarding the purchase of shares of stock of Industrial and Financial Systems, IFS AB [Incorporated by reference to Exhibit (c)(18) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.10 Non-competition Agreement by and between Effective Management Systems, Inc. and Helmut M. Adam, dated September 1, 1999 [Incorporated by reference to Exhibit (c)(19) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

10.11 Non-competition Agreement by and between Effective Management Systems, Inc. and Scott J. Mermel, dated September 1, 1999 [Incorporated by reference to Exhibit (c)(20) to Effective Management Systems, Inc.'s Solicitation/ Recommendation Statement on Schedule 14D-9, dated September 8, 1999].

27        Financial Data Schedule [EDGAR version only].